Form 10-Q
period 1996-06-30
KARRINGTON HEALTH INC
filed 1996-09-03
CIK 1012710

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

           For the Transition period from __________ to __________.

                        Commission file number 0-28656

                            KARRINGTON HEALTH, INC.
            (Exact name of registrant as specified in its charter)

             Ohio                                         31-1461482
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)



                            919 Old Henderson Road
                             Columbus, Ohio 43220
                   (Address of principle executive offices)

                                (614) 451-5151
             (Registrant's telephone number, including area code)

      Indicated by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _____    No __X__

Shares of Registrant's common shares, without par value, outstanding at September 3, 1996 was 6,700,000.

================================================================================

                            KARRINGTON HEALTH, INC.
                                     INDEX





Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets..................................  1

              Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1995 and 1996............  2

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1996......................  3

              Notes to Consolidated Financial Statements.................  4-5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  6-9


Part II.  Other Information


     Item 6.  Exhibits..................................................... 10

              Signature Page............................................... 11



Note:   Items 1-5 of Part II are omitted because they are not applicable.

Part I.  Financial Information
Item 1.  Financial Statements



                           KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                         Consolidated Balance Sheets

                                    ASSETS

                                                      December 31,     June 30,
                                                          1995           1996
                                                      --------------------------
                                                                     (Unaudited)

Current assets:
   Cash ..........................................    $   144,833    $   641,593
   Accounts receivable ...........................        243,914         71,498
   Accounts due from affiliates ..................        523,278        736,565
   Prepaid expenses ..............................         98,821        147,939
                                                      -----------    -----------
      Total current assets .......................      1,010,846      1,597,595
Property and equipment -- net ....................     24,879,363     32,265,731
Other assets -- net ..............................        786,233      4,294,525
                                                      -----------    -----------

   Total assets ..................................    $26,676,442    $38,157,851
                                                      ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ......    $   614,713    $   580,588
   Construction payables .........................        810,334        503,386
   Payroll and related taxes .....................        410,590        425,415
   Unearned resident fees ........................        414,821        190,423
   Interest payable ..............................        129,699        181,594
   Current portion of long-term obligations ......        205,485        219,992
                                                      -----------    -----------
      Total current liabilities ..................      2,585,642      2,101,398
Long-term obligations:
   Subordinated debentures payable to partners....         33,840      5,535,375
   Mortgages and other............................     18,216,053     25,869,719
                                                      -----------    -----------
      Total long-term obligations.................     18,249,893     31,405,094
      Partners' equity............................      5,840,907      4,651,359
                                                      -----------    -----------

   Total liabilities and partners' equity ........    $26,676,442    $38,157,851
                                                      ===========    ===========


                            SEE ACCOMPANYING NOTES.


                            KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1995 and 1996

                                  (Unaudited)



                                        Three Months Ended             Six Months Ended
                                              June 30                       June 30
                                    --------------------------    --------------------------
                                        1995          1996            1995           1996
                                    -----------    -----------    -----------    -----------
Revenues:
   Residence operations .........   $ 1,520,818    $ 2,016,630    $ 2,911,160    $ 3,838,794
   Development and
     project management fees ....        97,448        303,981        165,928        425,987
                                    -----------    -----------    -----------    -----------
      Total revenues ............     1,618,266      2,320,611      3,077,088      4,264,781

Expenses:
   Residence operations .........       971,337      1,464,525      2,040,393      2,792,052
   General and administrative ...       368,684        683,203        637,165      1,258,097
   Depreciation and amortization        211,413        292,711        427,076        586,869
                                    -----------    -----------    -----------    -----------
      Total expenses ............     1,551,434      2,440,439      3,104,634      4,637,018
                                    -----------    -----------    -----------    -----------

Operating income (loss) .........        66,832       (119,828)       (27,546)      (372,237)

Interest expense ................      (240,108)      (519,150)      (488,226)      (833,934)
Equity in net earnings
  (loss) of unconsolidated entity        (1,951)           124        (52,659)        16,623
                                     ----------    -----------    -----------    -----------

Net loss ........................   $  (175,227)   $  (638,854)   $  (568,431)   $(1,189,548)
                                    ===========    ===========    ===========    ===========
Proforma information:
Net loss per share ..............   $      (.04)   $      (.15)   $      (.13)   $      (.27)
Common shares ...................     4,350,000      4,350,000      4,350,000      4,350,000


                            SEE ACCOMPANYING NOTES.



                            KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1996

                                  (Unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                            -------------------------------

                                                                1995             1996
                                                            -------------   ---------------
Operating activities
Net loss ................................................   $   (568,431)   $ (1,189,548)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Write-off of intangible assets .......................         95,000            --
   Depreciation and amortization ........................        427,076         586,869
   Straight-line rent expense ...........................          6,260           7,877
   Equity in net (earnings) loss of unconsolidated entity         52,659         (16,623)
   Change in operating assets and liabilities:
      Accounts receivable ...............................          6,079         (40,871)
      Prepaid expenses ..................................        (56,542)        (49,118)
      Accounts payable and accrued liabilities ..........        (64,525)       (126,230)
      Other liabilities .................................        (60,805)       (157,678)
                                                            ------------    ------------

   Net cash used in operating activities ................       (163,229)       (985,322)

Investing activities
Increase in assets whose use is limited .................       (121,000)     (2,101,677)
Purchases of property and equipment .....................     (3,323,196)     (7,990,652)
Equity contribution to unconsolidated entities ..........           --        (1,062,773)
Payments of pre-opening costs ...........................        (85,644)       (257,001)
Payments for organization costs and other ...............        (16,226)        (48,492)
                                                            ------------    ------------

   Net cash used in investing activities ................     (3,546,066)    (11,460,595)

Financing activities
Proceeds from mortgages .................................      8,175,556       8,236,368
Repayment of mortgages ..................................     (3,818,302)       (576,072)
Proceeds from debentures due partner ....................           --         5,501,535
Payment for financing fees ..............................       (102,117)       (558,920)
Proceeds from partner's capital contribution ............        750,000            --
Distributions from unconsolidated entity ................           --           339,766
                                                            ------------    ------------
   Net cash provided by financing activities ............      5,005,137      12,942,677
                                                            ------------    ------------

Increase in cash ........................................      1,295,842         496,760
Cash at beginning of period .............................        137,062         144,833
                                                            ------------    ------------

Cash at end of period ...................................   $  1,432,904         641,593
                                                            ============    ============

Supplemental disclosure of cash flow information

Cash paid for interest ..................................   $    677,822    $    937,804
                                                            ============    ============

                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                  Notes to Consolidated Financial Statements
      For the Unaudited Three and Six Months Ended June 30, 1995 and 1996


1. Basis of Presentation

     Karrington Health, Inc. was incorporated in April 1996 to become the parent of Karrington Operating Company (Karrington Operating) upon the consummation of the reorganization transactions which occurred immediately prior to the effective date of the Company's initial public offering in July 1996 (see Note 4). Hereinafter, all references to the "Company" include Karrington Operating and Karrington Health, Inc. Karrington Operating is an Ohio General Partnership.

     The consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1995 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments except for those adjustments relating to the adoption of AICPA SOP 93-7 "Reporting on Advertising Costs" in the first quarter of 1995) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1996. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


2. Long-Term Obligations

     In May 1996, the Company entered into a $5,800,000 loan agreement with a county industrial development authority for the permanent financing of an assisted living residence in Pittsburgh, Pennsylvania. The loan bears interest at a weekly rate determined by the remarketing agent (3.65% at August 28,
1996). Annual principal payments are due on July 1, 1998 through 2021 in amounts ranging from $100,000 to $300,000. At June 30, 1996 there was $5,800,000 outstanding and $2,102,000 of restricted cash for project development expenditures recorded in other assets on the consolidated balance sheet related to this agreement.


3. Investments in Joint Ventures

     During 1995, the Company entered into a joint development arrangement with Catholic Health Initiatives (CHI). Pursuant to this arrangement, the Company expects to develop, construct and operate up to six assisted living residences by 1998. As of June 30, 1996, construction had begun on residences in Albuquerque, New Mexico, Colorado Springs, Colorado, Cincinnati, Ohio and Dayton, Ohio. For the six months ended June 30, 1996, the Company made equity contributions of approximately $1.1 million for these projects (recorded in other assets on the consolidated balance sheet). Effective July 18, 1996, these four joint ventures entered into financing agreements totalling $23 million for construction and permanent financing.

     In June, 1996, Karrington of Oakwood Ltd. Liability Co. (in which the Company owns a 50% interest) refinanced its $4.0 million construction mortgage with a $5.5 million promissory note which bears interest at LIBOR plus 1/4% to 1/2% with the entire principal amount due on June 30, 1999.

4. Subsequent Events

Initial Public Offering

     The Company consummated an initial public offering of 2,350,000 of its authorized and unissued common shares on July 18, 1996 at $13.00 per share. Of the net proceeds from the offering ($27.8 million), a portion was used to retire $5.7 million of subordinated debentures payable to a partner. The balance of the net proceeds will be used to finance the development and acquisition of additional assisted living residences, as well as for working capital and general corporate purposes.

Incentive Stock Plan

     The Company has adopted the 1996 Incentive Stock Plan (the "Plan"). The Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares, and unrestricted common shares to key associates. The Plan also provides for the purchase of common shares through payroll deductions by employees of the Company who have satisfied certain eligibility requirements. The maximum number of shares available for issuance under the Plan is 550,000. No shares have been issued under the Plan.

     The Company has granted non-qualified options to employees totalling 115,000 common shares. These options were granted as of the effective date of the initial public offering with an exercise price equal to the initial public offering price of $13.00 per share. The options have a ten-year term with 25% of the options vesting on each of the second through the fifth anniversaries of the date of grant. In addition, non-employee directors received, on the first business day after the effective date of the initial public offering, grants of non- qualified options to purchase an aggregate of 54,000 common shares at an exercise price equal to the public offering price. These director options will become exercisable beginning six months after the date of grant with a ten-year term.

Tax Status

     As a partnership, Karrington Operating recorded no provision for income taxes. Partnership income and losses are allocated to the partners for inclusion in their respective income tax returns. As a result of the reorganization (described above), the Company will apply the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes will be provided for differences in the basis for tax proposes and for financial accounting purposes of recorded assets and liabilities, principally, depreciable property and certain capitalized development costs. A tax provision and a net deferred income tax liability of approximately $1,100,000 will be recorded in the third quarter of 1996 as a result of the reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and construction process risks, availability of financing for development, government regulations, competition, and the challenge to manage rapid growth and business expansion.

Overview

     At June 30, 1996, the Company had 6 assisted living residences open (including one residence jointly-owned with CHI), 9 residences under construction, and 13 residences in various stages of development. All 13 new residences in development are under contract and construction starts are expected for all of these new assisted living residences before the end of 1996. Subsequent to June 30, 1996, the Company opened one additional residence on August 8, 1996 and has 3 additional developments under contract.

     The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) development fees and management services income for development and management of residences in which the Company does not own a controlling interest. Resident fees include revenue derived from basic care, community fees, extended care, Alzheimer's care and other sources. Community fees are one- time fees generally payable by a resident upon admission, and extended care and Alzheimer's care fees are paid by residents who require personal care in excess of services provided under the basic care program. Development fees and management services income consist of development fees recognized over the development and construction period and management fees which are a percentage of the managed residence's total operating revenues.

     The Company categorizes its operating expenses as follows: (i) residence operations, which includes labor, food, media advertising and promotions and other direct general operating expenses; (ii) general and administrative expenses, consisting of corporate and support functions; and (iii) depreciation and amortization. In anticipation of its growth, the Company made significant investments in the number of staff at its headquarters in 1995 and the first half of 1996.

Results of Operations

     The  following   table  sets  forth  certain  data  from  the  respective
consolidated statements of operations as a percentage of total revenues:


                                            Three months ended        Six months ended
                                                 June 30,                 June 30,
                                           --------------------     ---------------------

                                             1995        1996         1995         1996
                                           --------    --------     --------     --------
Total revenues .........................      100.0%      100.0%       100.0%       100.0%

Expenses:
   Residence operations ................       60.0        63.2         66.3         65.5
   General and administrative ..........       22.8        29.4         20.7         29.4
   Depreciation and amortization .......       13.1        12.6         13.9         13.8
                                           --------    --------     --------     --------
      Total expenses ...................       95.9       105.2        100.9        108.7
                                           --------    --------     --------     --------

Operating income (loss) ................        4.1%       (5.2)%       (0.9)%       (8.7)%
                                           ========    ========     ========     ========

Resident days ..........................     16,754      20,307       32,698       39,339
Average stabilized occupancy percentage        97.9%       92.3%        96.1%        93.1%
End of period:
   Number of residences ................          3           5            3            5
   Number of units .....................        160         245          160          245



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total revenue increased $702,000, or 43%, to $2.3 million in the second quarter of 1996 from $1.6 million in the second quarter of 1995 primarily due to the growth in resident revenues. Resident revenues increased $496,000, or 33%, primarily due to the opening of the Shaker Heights residence in October 1995 and the Alzheimer's care residence in February 1996 (total of $479,000) and an increase of $80,000 resulting from higher average daily resident rates, offset by a slight decrease of $63,000 due to occupancy levels. The average daily resident rate increased 7.2% to $93 in the second quarter of 1996 compared to $86 for the same period in 1995 primarily due to an increase in the average daily basic care rate.

     Development and project management fees increased $207,000, or 212%, to $304,000 in the second quarter of 1996 from $97,000 in the second quarter of 1995 primarily due to development fees associated with an increased number of residences in which the Company does not own a controlling interest.

     Residence operations expenses increased $494,000, or 51%, to $1,465,000 in the second quarter of 1996 from $971,000 in the second quarter of 1995. As a percentage of residence operations revenues, residence operations expenses increased from 64% in the second quarter of 1995 to 73% in the same period of 1996 primarily due to the opening of two new residences in October 1995 and February 1996 reflecting operations expenses which are higher as a percent of total revenues during the first year of operations of a residence.

     General and administrative expenses increased $314,000, or 85%, to $683,000 in the second quarter of 1996 from $369,000 in the second quarter of 1995 primarily due to increased compensation, payroll taxes and related benefits of $265,000 as a result of hiring additional management and staff at the Company's headquarters in anticipation of the Company's growth plans. The Company expects the rate of increase in its general and administrative expenses will decrease as new staff needs have been reduced by recent hires. In addition, the Company expects its general and administrative expenses will decrease as a percentage of its total operating revenues due to anticipated economies of scale resulting from the Company's development program.

     Depreciation and amortization increased $81,000, or 38%, to $293,000 in the second quarter of 1996 from $211,000 in the second quarter of 1995 primarily due to the opening of the two new residences discussed above.

     Interest expense increased $279,000, or 116%, to $519,000 in the second quarter of 1996 from $240,000 in the second quarter of 1995 primarily due to the opening of the two new residences discussed above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total revenue increased $1,188,000, or 39%, to $4.3 million in the first six months of 1996 from $3.1 million in the first six months of 1995 primarily due to the growth in resident revenues. Resident revenues increased $928,000, or 32%, primarily due to the opening of the Shaker Heights residence in October 1995 and the Alzheimer's care residence in February 1996 (total of $815,000) and an increase of $181,000 resulting from higher average daily resident rates, offset by a slight decrease of $68,000 due to occupancy levels. The average daily resident rate increased 8% to $91 in the first six months of 1996 from $85 in the first six months of 1995 primarily due to an increase in the average daily basic care rate.

     Development and project management fees increased $260,000, or 157%, to $426,000 in the first six months of 1996 from $166,000 in the first six months of 1995 primarily due to development fees associated with an increased number of residences in which the Company does not own a controlling interest.

     Residence operations expenses increased $752,000, or 37%, to $2,792,000 in the first six months of 1996 from $2,040,000 in the first six months of 1995 primarily due to the opening of the Shaker Heights residence in October 1995 and the Alzheimer's care residence in February 1996 (total of $745,000). As a percentage of residence operations revenues, residence operations expenses increased from 70% in the first six months of 1995 to 73% in the first six months of 1996 primarily due to new residences opened in October 1995 and February 1996 as operations expenses are higher as a percent of revenues during the first year of operations.

     General and administrative expenses increased $621,000, or 98%, to $1,258,000 in the first half of 1996 from $637,000 in the first half of 1995 primarily due to increased compensation, payroll taxes and related benefits of $481,000 as a result of hiring additional management and staff at the
Company's headquarters in anticipation of the Company's growth plans, including the addition of a manager-in-training program in the Spring of 1995, increased incentive compensation and compensation increases for existing staff and management.

     Depreciation and amortization increased $160,000, or 37%, to $587,000 in the first six months of 1996 from $427,000 in the first six months of 1995 primarily due to the opening of two new residences in October 1995 and February 1996 (total of $262,000) and the Company's move to its new headquarters in July 1995. These increases were offset by a decrease of $134,000 as a result of the adoption of AICPA SOP 93-7 in the first quarter of 1995 and a change in estimate in 1995 relating to the amortization period of pre-opening costs which was reduced from three years to one year.

     Interest expense increased $346,000, or 71%, to $834,000 in the first six months of 1996 from $488,000 in the first six months of 1995 primarily due to the two new residences opened in October 1995 and February 1996 (total of $252,000) and interest costs related to the outstanding balances of a $8,000,000 subordinated debenture (beginning in late 1995).

Liquidity and Capital Resources

     In July 1996, the Company completed its initial public offering for the sale of 2,350,000 common shares. The net proceeds to the Company were approximately $27.8 million. Approximately $5.7 million of the net proceeds were used to pay the outstanding principal and accrued interest of subordinated debentures payable to a partner. The balance of the net proceeds will be used to finance the development and acquisition of additional assisted living residences and for working capital and general corporate purposes. The Company has no current agreements or understandings with respect to any acquisition of residences. Pending such uses, the Company intends to invest the net proceeds in short-term, investment grade, interest-bearing securities or certificates of deposit.

     In May 1996, the Company entered into a $5,800,000 loan agreement with a county industrial development authority for the permanent financing of an assisted living residence in Pittsburgh, Pennsylvania. The loan bears interest at a weekly rate determined by the remarketing agent (3.65% as of August 28, 1996). Annual principal payments are due on July 1, 1998 through 2021 in increasing amounts of $100,000 to $300,000.

   Effective July 18, 1996, four newly formed unconsolidated entities in which the Company owns interests ranging from 20% to 35%, entered into four separate financing agreements totalling $23 million for construction and permanent financing for five assisted living residences.

     In June 1996, Karrington of Oakwood Ltd. Liability Co. refinanced it $4.0 million construction mortgage with a $5.5 million promissory note which bears interest at LIBOR plus 1/4% to 1/2% with the entire principal amount due on June 30, 1999.

     For the six months ended June 30, 1995 and 1996, cash flows used by operating activities were $163,000 and $985,000, respectively. The Company used $3,546,000 and $11,461,000, respectively, to acquire property and equipment and other assets, and received $5,005,000 and $12,943,000, respectively, in cash from financing activities. At June 30, 1996, the Company had restricted cash of $2.3 million recorded in other assets on the consolidated balance sheet. (See Note 2 to Consolidated Financial Statements.)

Part II.  Other Information


Items 1-5 Are Not Applicable

Item 6.  Exhibits

Exhibit
Number        Description
- -------       -----------

27.1   Financial Data Schedule, which  is  submitted   electronically  to  the
       Securities and Exchange Commission for information only and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated September 3, 1996


                                             KARRINGTON HEALTH, INC.
                                                  (Registrant)

                                       /s/Richard R. Slager
                                          ____________________________________
                                          Richard R. Slager
                                          Chief Executive Officer

                                       /s/Alan B. Satterwhite
                                          ____________________________________
                                          Alan B. Satterwhite
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number         Description
- -------        -----------

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.