Form 10-Q
period 1996-09-30
KARRINGTON HEALTH INC
filed 1996-11-12
CIK 1012710

=================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

            For the Transition period from _________ to _________.

                        Commission file number 0-28656

                            KARRINGTON HEALTH, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Ohio                                   31-1461482
     -------------------------------                 -------------------
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

                           Yes __X__         No _____


     Shares of Registrant's common shares, without par value, outstanding at November 6, 1996 was 6,700,000.

       =================================================================

                            KARRINGTON HEALTH, INC.

                                     INDEX



Part I.  Financial Information


  Item 1. Financial Statements
          Consolidated Balance Sheets....................................  1

          Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1995 and 1996........  2

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1995 and 1996..................  3

          Notes to Consolidated Financial Statements...................  4-5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  6-9


Part II.  Other Information


         Item 6. Exhibits................................................ 10

                 Signatures.............................................. 11



Note:    Items 1-5 of Part II are omitted because they are not applicable.

Part I.  Financial Information
Item 1.  Financial Statements


                            KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                          Consolidated Balance Sheets

                                    ASSETS

                                                    December 31,   September 30,
                                                        1995            1996
                                                    ---------------------------
                                                                    (Unaudited)

Current assets:
    Cash and cash equivalents                       $   144,833    $ 18,397,677
    Accounts receivable                                 243,914         107,051
    Amounts due from affiliates                         523,278         904,692
    Prepaid expenses                                     98,821         210,519
                                                    -----------    ------------
        Total current assets                          1,010,846      19,619,939
Property and equipment -- net                        24,879,363      38,615,023
Other assets -- net                                     786,233       3,749,493
                                                    -----------    ------------

    Total assets                                    $26,676,442    $ 61,984,455
                                                    ===========    ============

                            LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable and accrued liabilities        $   614,713    $    995,053
    Construction payables                               810,334       1,849,219
    Payroll and related taxes                           410,590         357,411
    Unearned resident fees                              414,821         241,696
    Interest payable                                    129,699         134,663
    Current portion of long-term obligations            205,485         251,128
                                                    -----------    ------------
        Total current liabilities                     2,585,642       3,829,170
Long-term obligations                                18,249,893      26,325,370
Deferred income taxes                                                 1,100,000
Equity:
    Common shares                                          --        32,025,358
    Partners' equity                                  5,840,907            --
    Accumulated deficit                                    --        (1,295,443)
                                                    -----------    ------------
        Total equity                                  5,840,907      30,729,915
                                                    -----------    ------------

    Total liabilities and equity                    $26,676,442    $ 61,984,455
                                                    ===========    ============



                            SEE ACCOMPANYING NOTES.


                            KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1995 and 1996

                                  (Unaudited)



                                                 Three Months Ended             Nine Months Ended
                                                    September 30                  September 30
                                             --------------------------    --------------------------
                                                 1995           1996           1995           1996
                                               --------       --------       --------       --------
Revenues:
    Residence operations                     $ 1,571,573    $ 2,403,331    $ 4,482,733    $ 6,242,125
    Development and management fees              126,681         67,321        292,609        493,308
                                             -----------    -----------    -----------    -----------
        Total revenues                         1,698,254      2,470,652      4,775,342      6,735,433

Expenses:
    Residence operations                       1,048,171      1,696,036      3,088,564      4,488,088
    General and administrative                   461,764        669,387      1,098,929      1,927,484
    Depreciation and amortization                232,884        468,374        659,960      1,055,243
                                             -----------    -----------    -----------    -----------
        Total expenses                         1,742,819      2,833,797      4,847,453      7,470,815
                                             -----------    -----------    -----------    -----------

Operating loss                                   (44,565)      (363,145)       (72,111)      (735,382)

Interest expense                                (239,929)      (213,422)      (728,155)    (1,047,356)
Interest income                                     --          239,846           --          239,846
Equity in net earnings
  (loss) of unconsolidated entity                (25,230)        15,756        (77,889)        32,379
                                             -----------    -----------    -----------    -----------

Loss before income taxes                        (309,724)      (320,965)      (878,155)    (1,510,513)

Deferred income taxes                               --       (1,100,000)          --       (1,100,000)
                                             -----------    -----------    -----------    -----------

Net loss                                     $  (309,724)   $(1,420,965)   $  (878,155)   $(2,610,513)
                                             ===========    ===========    ===========    ===========

Proforma information:
Net loss per share                           $      (.07)   $      (.23)   $      (.20)   $      (.52)
Weighted average common shares outstanding     4,350,000      6,240,200      4,350,000      4,984,700




                            SEE ACCOMPANYING NOTES.


                            KARRINGTON HEALTH, INC.
                                AND AFFILIATES

                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1996

                                  (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                  1995           1996
                                                             -------------   -------------
Operating activities
Net loss                                                     $   (878,155)   $ (2,610,513)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Write-off of intangible assets                                 95,000            --
    Depreciation and amortization                                 659,960       1,055,243
    Deferred income taxes                                            --         1,100,000
    Straight-line rent expense                                      9,389          13,836
    Equity in net (earnings) loss of unconsolidated entity         77,889         (32,379)
    Change in operating assets and liabilities:
        Accounts receivable                                       (88,053)       (244,551)
        Prepaid expenses                                          (20,054)       (111,698)
        Accounts payable and accrued liabilities                   46,191         380,340
        Other liabilities                                         (92,283)       (221,340)
                                                             ------------    ------------

    Net cash used in operating activities                        (190,116)       (671,062)

Investing activities
Increase in assets whose use is limited                          (239,000)     (1,132,314)
Purchases of property and equipment                            (7,329,186)    (13,317,550)
Equity contribution to unconsolidated entities                       --        (1,171,039)
Payments of pre-opening costs                                    (197,389)       (517,742)
Payments for organization costs and other                         (21,050)       (125,902)
                                                             ------------    ------------

    Net cash used in investing activities                      (7,786,625)    (16,264,547)

Financing activities
Net proceeds from public offering                                    --        27,499,521
Proceeds from mortgages                                        15,366,744      12,961,243
Repayment of mortgages                                         (7,439,460)     (4,820,119)
Proceeds from debentures due partner                                 --         5,501,535
Repayment of debentures due partner                                  --        (5,535,375)
Payment for financing fees                                       (211,678)       (758,119)
Proceeds from partner's capital contribution                      750,000            --
Distributions from unconsolidated entity                             --           339,767
                                                             ------------    ------------

    Net cash provided by financing activities                   8,465,606      35,188,453
                                                             ------------    ------------

Increase in cash                                                  488,865      18,252,844
Cash at beginning of period                                       137,062         144,833
                                                             ------------    ------------

Cash at end of period                                        $    625,927    $ 18,397,677
                                                             ============    ============

Supplemental disclosure of cash flow information

Cash paid for interest                                       $  1,060,860    $  1,623,938
                                                             ============    ============



                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                  Notes to Consolidated Financial Statements
   For the Unaudited Three and Nine Months Ended September 30, 1995 and 1996


1.  Basis of Presentation

     Karrington Health, Inc. was incorporated in April 1996 to become the parent of Karrington Operating Company (Karrington Operating) upon consummation of the reorganization transactions which occurred immediately prior to the effective date of the Company's initial public offering in July 1996 (see Note 2). Hereinafter, all references to the "Company" include Karrington Operating and Karrington Health, Inc. Karrington Operating is an Ohio General Partnership.

     The consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments except for those adjustments relating to the adoption of AICPA SOP 93-7 "Reporting on Advertising Costs" in the first quarter of 1995) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1996. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


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


3.  Long-Term Obligations

     In May 1996, the Company entered into a $5,800,000 loan agreement with a county industrial development authority for the permanent financing of an assisted living residence in Pittsburgh, Pennsylvania. The loan bears interest at a weekly rate determined by the remarketing agent (4.0% at September 30, 1996). Annual principal payments are due on July 1, 1998 through 2021 in amounts ranging from $100,000 to $300,000.

     In September 1996, the Company entered into two mortgage loan agreements totaling $11.6 million for construction and permanent financing on residences in Indianapolis, Indiana. Interest during construction floats at 2% above the prime rate. On the completion of each residence, interest rates are set at a rate equal to 3.25% over the yield at the time on the ten-year U.S. Treasury Notes with the same maturity date. Principal and interest payments begin one year after completion of the residences and are based on a 25-year amortization schedule. Additional interest payments are based on increased revenues of these residences during specific periods. The entire principal balances are due in September, 2010.

     At September 30, 1996, there was $1.4 million of restricted cash recorded in other assets on the consolidated balance sheet. Approximately $850,000 of this total is for project development expenditures. The remaining amount represents collateral under various loan agreements.


4.  Investments in Joint Ventures

     During 1995, the Company entered into a joint development arrangement with Catholic Health Initiatives (CHI). Pursuant to this arrangement, the Company expects to develop, construct and operate up to six assisted living residences by 1998. As of September 30, 1996, construction was in progress on residences in Albuquerque, New Mexico, Colorado Springs, Colorado, Cincinnati, Ohio and Dayton, Ohio. For the nine months ended September 30, 1996, the Company made equity contributions of approximately $1.2 million for these projects (recorded in other assets on the consolidated balance sheet). Effective July 18, 1996, these ventures entered into financing agreements totaling $23 million for construction and permanent financing.


5.  Incentive Stock Plan

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

     The Company has granted non-qualified options to employees totaling 115,000 common shares. These options were granted as of the effective date of the initial public offering with an exercise price equal to the initial public offering price of $13.00 per share. The options have a ten-year term with 25% of the options vesting on each of the second through the fifth anniversaries of the date of grant. In addition, non-employee directors received, on the first business day after the effective date of the initial public offering, grants of non-qualified options to purchase an aggregate of 54,000 common shares at an exercise price equal to the public offering price. These director options will become exercisable beginning six months after the date of grant with a ten-year term.


6.  Tax Status

     As a partnership, Karrington Operating recorded no provision for income taxes. Partnership income and losses were allocated to the partners for inclusion in their respective income tax returns. As a result of the reorganization (described above), the Company will apply the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes are provided for differences in the basis for tax proposes and for financial accounting purposes of recorded assets and liabilities, principally, depreciable property and certain capitalized development costs. A net deferred income tax provision and liability of approximately $1,100,000 was recorded in the third quarter of 1996 primarily as a result of the reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and construction process risks, availability of financing for development, government regulations, competition, and issues related to managing rapid growth and business expansion.

Overview

     At September 30, 1996, the Company had 7 assisted living residences open (including one residence jointly- owned with CHI), 8 residences under construction, and 17 residences in various stages of development. All 17 new residences in development are under contract and construction starts are expected for 10 of these new assisted living residences before the end of 1996. Subsequent to September 30, 1996, the Company opened two additional jointly-owned residences, signed contracts for two additional sites and began construction on one additional residence.

     The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) development and management fee income for development and management services to residences in which the Company does not own a controlling interest. Residence operating revenues include fees from basic care, community fees, extended care, Alzheimer's care and other services provided to residents. Community fees are one-time fees payable by a resident upon admission, and extended care and Alzheimer's care fees are paid by residents who require personal care in excess of services provided under the basic care program. Development and management fee income consists of development fees recognized over the development and construction period and management fees which are a percentage of the managed residence's total operating revenues.

     The Company categorizes operating expenses as follows: (i) residence operations, which includes labor, food, media advertising and marketing costs, and other direct general operating expenses; (ii) general and administrative expenses, consisting of corporate and support functions; and (iii) depreciation and amortization. In anticipation of its growth, the Company made significant investments in the number of staff at its headquarters in 1995 and the first three quarters of 1996.

Results of Operations

     The  following   table  sets  forth  certain  data  from  the  respective
consolidated statements of operations as a percentage of total revenues:

                                            Three months ended         Nine months ended
                                               September 30,             September 30,
                                           ---------------------     ---------------------
                                             1995         1996         1995         1996
                                           --------     --------     --------     --------
Total revenues                               100.0%       100.0%       100.0%       100.0%

Expenses:
    Residence operations                      61.7         68.6         64.7         66.6
    General and administrative                27.2         27.1         23.0         28.6
    Depreciation and amortization             13.7         19.0         13.8         15.7
                                          --------     --------     --------     --------
        Total expenses                       102.6        114.7        101.5        110.9
                                          --------     --------     --------     --------

Operating loss                                (2.6)%      (14.7)%       (1.5)%      (10.9)%
                                          ========     ========     ========     ========

Resident days                               16,934       22,573       49,632       61,892
Average stabilized occupancy percentage       97.9%        93.9%        96.4%        93.3%
End of period:
    Number of residences                         3            6            3            6
    Number of units                            160          312          160          312



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue increased $772,000, or 45%, to $2.5 million in the third quarter of 1996 from $1.7 million in the third quarter of 1995 primarily due to the growth in resident revenues. Resident revenues increased $832,000, or 53%, primarily due to the opening of three residences in October 1995, February 1996, and August 1996 (total of $784,000) and an increase of $95,000 resulting from higher average daily resident rates, offset by a slight decrease of $47,000 due to occupancy levels. The average daily resident rate increased 7% to $95 in the third quarter of 1996 compared to $89 for the same period in 1995 primarily due to an increase in the average daily basic care rate.

     Development and management fees decreased $59,000, or 47% from $127,000 in the third quarter of 1995 to $67,000 in the third quarter of 1996 primarily due to development fees associated with residences in which the Company does not own a controlling interest.

     Residence operations expenses increased $648,000, or 62%, to $1,696,000 in the third quarter of 1996 from $1,048,000 in the third quarter of 1995. As a percentage of residence operations revenues, residence operations expenses increased from 67% in the third quarter of 1995 to 71% in the same period of 1996 primarily due to the opening of three new residences reflecting operations expenses which are higher as a percent of total revenues during the first year of operations of a residence.

     General and administrative expenses increased $208,000, or 45%, to $669,000 in the third quarter of 1996 from $462,000 in the third quarter of 1995 primarily due to increased compensation, payroll taxes and related benefits of $165,000 as a result of hiring additional management and staff at the Company's headquarters to implement the Company's growth plans. The Company expects the rate of increase in its general and administrative expenses will decrease as new staff needs have been reduced by recent hires. In addition, the Company expects its general and administrative expenses will decrease as a percentage of its total operating revenues due to anticipated economies of scale resulting from the Company's development program.

     Depreciation and amortization increased $235,000, or 101%, to $468,000 in the third quarter of 1996 from $233,000 in the third quarter of 1995 primarily due to the opening of the three new residences discussed above.

     Interest income resulted from the investment of $22.1 million in initial public offering proceeds (after debt retirement) received in late July 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue increased $1,960,000, or 41%, to $6.7 million in the first nine months of 1996 from $4.8 million in the first nine months of 1995 primarily due to the growth in resident revenues. Resident revenues increased $1,759,000, or 39%, primarily due to the opening of three residences in October 1995, February 1996, and August 1996 (total of $1,599,000) and an increase of $279,000 resulting from higher average daily resident rates, offset by a slight decrease of $119,000 due to occupancy levels. The average daily resident rate increased 8% to $93 in the first nine months of 1996 from $86 in the first nine months of 1995 primarily due to an increase in the average daily basic care rate.

     Development and management fees increased $201,000, or 69%, to $493,000 in the first nine months of 1996 from $293,000 in the first nine months of 1995 primarily due to development fees associated with an increased number of residences in which the Company does not own a controlling interest.

     Residence operations expenses increased $1,400,000, or 45%, to $4,488,000 in the first nine months of 1996 from $3,089,000 in the first nine months of 1995 primarily due to the opening of three new residences (total of $1,450,000). As a percentage of residence operations revenues, residence operations expenses increased from 69% in the first nine months of 1995 to 72% in the first nine months of 1996 primarily due to new residences opened in October 1995, February 1996, and August 1996 as operations expenses are higher as a percent of revenues during the first year of operations.

     General and administrative expenses increased $829,000, or 75%, to $1,927,000 in the first nine months of 1996 from $1,099,000 in the first nine months of 1995 primarily due to increased compensation, payroll taxes and related benefits of $647,000 as a result of hiring additional management and staff at the Company's headquarters to implement the Company's growth plans, including the addition of a manager-in-training program in the Spring of 1995, increased incentive compensation and compensation increases for existing staff and management.

     Depreciation and amortization increased $395,000, or 60%, to $1,055,000 in the first nine months of 1996 from $660,000 in the first nine months of 1995 primarily due to the opening of three new residences (total of $558,000). This increase was offset by a decrease of $158,000 as a result of the adoption of AICPA SOP 93-7 in the first quarter of 1995 and a change in estimate in 1995 relating to the amortization period of pre-opening costs which was reduced from three years to one year.

     Interest expense increased $319,000, or 44%, to $1,047,000 in the first nine months of 1996 from $728,000 in the first nine months of 1995 primarily due to the opening of three new residences.

     Interest income resulted from the investment of $22.1 million in initial public offering proceeds (after debt retirement) received in late July 1996.

Liquidity and Capital Resources

     In July 1996, the Company completed its initial public offering of 2,350,000 common shares. The net proceeds to the Company were approximately $27.8 million. Approximately $5.7 million of the net proceeds were used to pay the outstanding principal and accrued interest of subordinated debentures payable to a partner. The balance of the net proceeds will be used to finance the development and acquisition of additional assisted living residences and for working capital and general corporate purposes. The Company has no current agreements or understandings with respect to any acquisition of residences. Pending such uses, the Company intends to invest the net proceeds in short-term, investment grade, interest-bearing securities or certificates of deposit.

     In May, 1996, the Company entered into non-binding financing commitment letters with a large health care REIT to provide up to approximately $88 million in financing for one existing and approximately 12 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extensions periods for the lease transactions). Interest during construction is to float at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes with the same maturity date. Additional interest or lease payments are based on increased revenues of a financed residence during specified periods.

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

     In September 1996, the Company entered into two mortgage loan agreements totaling $11.6 million for construction and permanent financing on residences in Indianapolis, Indiana. Interest during construction floats at 2% above the prime rate. On the completion of each residence, interest rates are set at a rate equal to 3.25% over the yield at the time on the ten-year U.S. Treasury Notes with the same maturity date. Principal and interest payments begin one year after completion of the residences and are based on a 25-year amortization schedule. Additional interest payments are based on increased revenues of these residences during specific periods. The entire principal balances are due in September, 2010.

     Effective July 18, 1996, four newly formed unconsolidated entities in which the Company owns interests ranging from 20% to 35%, entered into financing agreements totaling $23 million for construction and permanent financing for five assisted living residences.

     For the nine months ended September 30, 1995 and 1996, cash flows used by operating activities were $190,000 and $671,000, respectively. The Company used $7,787,000 and $16,265,000, respectively, to acquire property and equipment and other assets, and received $8,466,000 and $35,188,000, respectively, in cash from financing activities. At September 30, 1996, the Company had restricted cash of $1.4 million recorded in other assets on the consolidated balance sheet.

     The Company expects that the net proceeds from its public offering, together with existing financing commitments and additional financing the Company anticipates will be available, will be sufficient to fund its development and acquisition programs for at least the next 18 months. Additional financing will be required to complete the Company's growth plans and to refinance certain existing indebtedness.

Part II.  Other Information


Items 1-5 Are Not Applicable

Item 6.  Exhibits

Exhibit Number    Description
--------------    -----------

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 8, 1996


                            KARRINGTON HEALTH, INC.
                                 (Registrant)


                                             _________________________________
                                             Richard R. Slager
                                             Chief Executive Officer


                                             _________________________________
                                             Alan B. Satterwhite
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number       Description
--------------       -----------
27.1                 Financial Data Schedule,  which is submitted
                     electronically to the Securities and Exchange
                     Commission for information only.