Form 10-K405
period 1996-12-31
KARRINGTON HEALTH INC
filed 1997-03-31
CIK 1012710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1996

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from         to        .
                                                 -------    -------

                           Commission file number 0-28656

                             KARRINGTON HEALTH, INC.
              (Exact name of registrant as specified in its charter)

         OHIO                                    31-1461482
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)

                              919 OLD HENDERSON ROAD
                              COLUMBUS, OH  43220
                              (614) 451-5151
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                         None

          Securities Registered Pursuant to Section 12(g) of the Act:
                            Common Stock, no par value

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Shares of registrant's common shares, without par value, outstanding at March 24,1997 was 6,700,000. As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,519,000.

                      Documents Incorporated By Reference
The information required by Part II, Items 5 through 8, of Form 10K is incorporated herein by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1996. The information required by Part III of Form 10K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be held on May 13, 1997.
                    ----------------------------------------
                    ----------------------------------------

                                   PART I

ITEM 1.  BUSINESS


    The Company develops, owns and operates private pay, assisted living residences. Assisted living residences provide housing and care for elderly or frail individuals who, although generally ambulatory, need assistance with one or more activities of daily living, such as bathing, grooming, dressing, eating or personal hygiene.

    In 1990, Richard R. Slager, the Company's Chief Executive Officer and President, and Alan B. Satterwhite, the Company's Chief Operating Officer and Chief Financial Officer, formed DevelopMed Associates, Inc., an Ohio corporation ("DMA"), for the purpose of developing an assisted living residence business. In 1991, DMA entered into a strategic alliance with JMAC, Inc. ("JMAC"), an investment company owned by John H. McConnell and John P. McConnell, the founder and the Chairman, respectively, of Worthington Industries, Inc., pursuant to which alliance DMA and JMAC Properties, Inc., an Ohio corporation ("JMAC Properties"), which is a wholly-owned subsidiary of JMAC, formed the Company's predecessor, Karrington Operating Company, an Ohio general partnership ("Karrington Operating"). Prior to the consummation of the reorganization transactions (as described below), JMAC Properties owned a two-thirds equity interest in Karrington Operating, and DMA owned a one-third equity interest.

    Immediately prior to the Company's initial public offering in July 1996, JMAC transferred to the Company all of its shares of JMAC Properties in exchange for two-thirds of the pre-offering outstanding common shares of the Company and the shareholders of DMA transferred all of their shares of DMA to the Company in exchange for one-third of the pre-offering outstanding common shares of the Company.

    As of March 20, 1997, the Company has developed 26 residences in its target markets, 10 of which are open and 16 of which are under construction and scheduled to open in 1997 or by April of 1998. These 26 residences are located in Ohio, Pennsylvania, Indiana, Colorado, North Carolina, Michigan and New Mexico. As part of its nationwide expansion strategy, the Company has sites for 14 residences under contract in these states, as well as in Illinois, New York and California.

    The prototypical Karrington assisted living model, which has been developed and refined by the Company since its first residence was opened in 1992, is a mansion-style residence which houses 60 to 80 residents. Each residence is typically located in a middle- to upper-income community which has a well-established population of individuals 75 years of age and older. The Karrington model combines quality housing, personal care and support services to provide a cost-effective alternative for individuals with physical frailties or cognitive disorders, such as Alzheimer's disease, who do not require the regular skilled medical services provided by nursing facilities. The Karrington model allows the Company to control development costs, maintain consistent quality and improve operational effectiveness, while also creating "brand" awareness in the Company's markets. The Company has been successful in implementing the Karrington model, with residences open for one year or more having an average occupancy rate of 94.3% and 96.4% for the 12 months ended December 31, 1996 and 1995, respectively.

    Karrington residences typically are staffed with licensed nurses on a 24-hour basis and are designed to permit residents to "age in place" within the residence as they develop further physical or cognitive frailties. The Company believes that it is able to care for individuals with higher acuity levels (i.e., those needing greater assistance with activities of daily living) than is typical in the assisted living industry.

    In addition to its own development activities, the Company has entered into a joint development relationship with Sisters of Charity Health Care Systems, Inc. ("SCHCS"), a not-for-profit corporation of which the sole member is Catholic Health Initiatives ("CHI"). CHI is a large, not-for-profit health organization formed by the recent consolidation of Catholic Health Corporation, SCHCS and Franciscan Health Systems. CHI operates 61 hospitals and 50 long-term care facilities in 20 states and has revenues exceeding $4 billion. The Company and CHI currently intend to develop and operate assisted living residences with CHI's health care system. See "Relationship with CHI."

    By the end of 1999, the Company plans to have open approximately 77 Company-owned residences. As part of this plan, the Company will develop and operate Karrington Place residences, which are assisted living residences specifically designed for individuals with Alzheimer's disease and other cognitive disorders, in a substantial portion of its markets. In addition, the Company intends to develop and open 12 jointly-owned residences.

THE ASSISTED LIVING INDUSTRY

    The assisted living industry has developed over the past decade to provide a cost-effective residential alternative for elderly individuals who do not require the intensive medical attention provided by a skilled nursing facility but who cannot, or choose not to, live independently due to physical frailty or cognitive disorders. It is estimated that the assisted living industry has annual revenues of $15 billion. Assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living, such as bathing, grooming, dressing, eating and personal hygiene. Assisted living residences provide assistance to residents with limited medical needs and may provide higher levels of personal assistance for special need residents, such as incontinent residents or residents with Alzheimer's disease or other forms of cognitive disorders.

    The assisted living industry is fragmented and, to date, is characterized by many small operators. The scope of assisted living services varies substantially among operators, ranging from basic "board and care" services to full service assisted living residences such as those operated by the Company. Many smaller assisted living providers do not operate in residences designed specifically for assisted living, do not have professionally trained staffs and may provide only limited assistance with low-level care activities. The Company believes there are few assisted living operators in its markets who provide the same comprehensive range of assisted living services, such as Alzheimer's care and other special care programs, as the Company.

    The Company believes that the following factors should continue to positively affect the assisted living industry:

CONSUMER PREFERENCES. The Company believes assisted living is increasingly the alternative preferred by prospective residents and their families in providing care for the frail elderly. Assisted living residents have greater independence, and assisted living services allow them to "age in place" in a residential setting. The Company believes these factors result in a higher quality of life than that experienced in the more institutional or clinical settings, such as skilled nursing facilities.

POSITIVE DEMOGRAPHIC CHANGES. According to the U.S. Bureau of Census, the number of individuals in the United States 85 years and older is expected to increase by approximately 43% during the 1990s, from 3.0 million in 1990 to an estimated 4.3 million in 2000, as compared to total U.S. population growth of approximately 11% during the same period. It is further estimated that approximately 57% of the population of seniors over age 85 currently need assistance with activities of daily living and that more than one-half of seniors are likely to develop Alzheimer's disease or other cognitive disorders by age 85.

ASSISTED LIVING DEMAND EXCEEDS SUPPLY. The supply of long-term care beds per 1,000 individuals 85 years of age and older declined from 686 beds per thousand to 604 beds per thousand between 1980 and 1991, according to the U.S. Bureau of Census, and the Company expects this trend to continue. The Company believes this decline is attributable to several factors. The majority of states in the United States have adopted certificate of need ("CON") or similar statutes which generally require that, prior to the addition of new beds, the addition of new services or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction and start-up expenses also act to constrain growth in the supply of such facilities and beds. At the same time, nursing facility operators are focusing on patients requiring higher levels of nursing care which results in fewer nursing beds being available to patients with lower acuity levels.

COST ADVANTAGES. The Company believes that the assisted living industry can provide comparable services for significantly less than the cost of such services to private pay residents in nursing facilities. The Company's market research indicates that the Company provides services at a cost of 25% to 35% less than the cost of comparable services provided by private intermediate care nursing facilities in the same market.

CHANGES IN FAMILY COMPOSITION. As a result of the increasing number of two-income families, the high divorce rate and the number of single-parent households, as well as the increasing geographic dispersion of families, many adult children are not available to care in their own homes for elderly parents. Two-income families are, however, often better able to provide financial support for elderly parents.

COST CONTAINMENT PRESSURES. Responding to rising health care costs, governmental and private payor sources have adopted cost containment measures that have encouraged reduced lengths of stay in hospitals. A result of this trend is an increase in the number of individuals receiving nursing facility care as compared to hospitalization. That, in turn, causes nursing facility operators to focus on improving occupancy and increasing services to residents requiring high levels of nursing care. As the level of care for nursing facility residents rises and the supply of nursing facility space is filled by residents having more acute needs, the Company believes that there will be greater demand for assisted living residences to provide for residents requiring less nursing care than generally will be provided to residents in nursing facilities.

STRATEGY

    The principal components of the Company's strategy are to:

DEVELOP KARRINGTON MODEL RESIDENCES IN CURRENTLY-SERVED AND NEW COMMUNITIES. The Company's plans call for rapid development of the Karrington model in the communities it currently serves, as well as expansion into additional communities. The Company targets middle-to upper-income metropolitan markets which have well-established populations of persons 75 years of age and older. This development activity, in conjunction with the Company's acquisition strategy (discussed below) and its relationship with CHI, is intended to result in regional concentrations of assisted living residences. The Company's ultimate objective is to develop a nationwide network of assisted living residences which will be utilized by managed care companies.

EXPAND JOINT DEVELOPMENT RELATIONSHIPS WITH MAJOR HEALTH CARE SYSTEMS ACROSS THE UNITED STATES. The Company believes that it will continue to benefit from its relationship with CHI, pursuant to which the Company expects to develop and operate, and jointly own with CHI, assisted living residences in communities where CHI or its affiliates have a major presence as a health care provider. In addition, the Company believes its relationship with CHI provides a significant source of referrals and the opportunity to leverage the Company's expertise by developing similar relationships with other large, primarily not-for-profit, health care systems throughout the country.

CONTINUE ITS FOCUS ON PROVIDING A BROAD RANGE OF SERVICES TO HIGHER-ACUITY RESIDENTS. The Company believes it provides a higher acuity level of care to its residents than is typically available at assisted living facilities, including care for individuals with Alzheimer's disease and other cognitive disorders. The Company is able to provide these services by building its residences to higher standards and specifications, hiring licensed professionals, providing advanced training to its staff and complying with relevant regulations. In addition to providing care to residents with more complex medical conditions, the Company seeks to offer a broad range of services to meet the varied needs of all of its residents. In the future, these services are expected to include physical, occupational, speech and other rehabilitation therapy programs and other resident services. By providing a higher level of care and a broader spectrum of services, the Company is able to allow its residents to "age in place." The Company also is able to provide these services at rates which are substantially less than the cost of similar services provided by nursing care facilities.

ACQUIRE RESIDENCES FOR CONVERSION TO THE KARRINGTON MODEL. The Company intends to acquire assisted living residences or other properties that can be effectively converted to the Karrington model of operation. These acquisitions will depend on location, financial feasibility, suitability for conversion and consistency with other standards and requirements. The Company also intends to pursue long-term management contracts where opportunities exist to expand the Company's operations or to facilitate the acquisition of residences.

RELATIONSHIP WITH CHI

    In addition to its own residence development activities, the Company and Catholic Health Initiatives contemplate the joint development of a significant number of assisted living residences, three of which are open at the end of 1996. The genesis of the CHI relationship was the joint development by the Company and SCHCS of Karrington of Oakwood, a 53-unit assisted living residence located in the Dayton, Ohio area which opened in November 1994. Following the success of the Karrington of Oakwood residence, the Company and CHI determined to expand their relationship and in 1995 entered into a letter of intent relating to the joint development of six additional projects over a three-year period. The first of the six projects consists of a 61-unit assisted living residence and an adjacent 28-unit Alzheimer's and cognitive disorder residence located in Albuquerque, New Mexico, which opened in October 1996. Three additional residences are currently under construction in Cincinnati and Dayton, Ohio and Colorado Springs, Colorado.

    Each project is owned jointly by the Company and CHI, with CHI typically owning approximately 80% of the equity of the project. Construction and permanent debt financing generally is arranged by CHI on behalf of the venture and is non-recourse to the Company.

The Company provides all development and management services with respect to each residence under a standard agreement that generally provides for a development fee of $250,000 and a management fee of 5% of revenues.

SERVICES AND OPERATIONS

SERVICES PROVIDED

    Seventy-five percent of Karrington residents are females and the average age of all residents is 83. Most Karrington residents have some disability associated with aging, such as dementia, Alzheimer's disease, arthritis, nutritional problems, incontinence, strokes or other disorders, and need assistance with two or more activities of daily living. Residents needs generally fall into one or more of the following categories: (i) requiring physical support or assistance with activities of daily living; (ii) requiring assistance, reminders and cuing due to some cognitive impairment; and (iii) requiring socialization and interaction with others.

    Residents generally pay a daily suite rental rate under a resident agreement which is renewable annually and cancelable with 30 days notice. The daily suite rental rate ranges from $34 to $123 per day, depending on unit size, location, number of occupants and level of care required. Approximately 70% of Karrington's residents live in private suites. While the Company's average daily suite rental rate is approximately $77, the wide range of rates offered by the Company allows the Company to accommodate persons of varying financial resources. Medication administration and various levels of extended care services, which depend on the degree of frailty, add to the basic rate. Additional charges may be incurred for other services such as hair care and special diets. Currently, all residents are private pay.

    The Company's basic care program is provided to all residents at no additional cost and includes: assistance with daily living, such as eating, bathing, grooming, dressing and personal hygiene; three meals per day served in a common dining room; 24-hour security; emergency call systems in each unit and living area; transportation to offices, stores and community services; assistance with arranging outside services such as physician care, various therapy programs and other medical services; personal laundry services; housekeeping services; and social and recreational activities.

    In addition to the basic care program, residents may be included in the extended care program, which assists residents who require more frequent or more intensive assistance or care. Prior to entering a Karrington residence, and periodically during their stay, individuals' needs are assessed to determine the level of extended care services required, and an individual care plan is designed. The Company's experience is that approximately 90% of its residents require some extended care services or require medication administration.

    The Company's Alzheimer's and other cognitive disorder programs are provided in each prototype residence on a designated "special care" floor. The Company also develops Karrington Place residences designed specifically for Alzheimer's disease care. Trained staff provide special care programs for cognitively impaired residents, and each is charged additional daily fees for this added support. Programs include added assistance, stimulation, special activities, intervention and therapeutic programs that are developed and supported by physicians specializing in dementia care that consult with the Company.

STAFFING

    Each residence has an Administrator and a four-person management team. This management team includes the Resident Care Director (who supervises all resident support staff and care plans), a Registered Nurse (responsible for all wellness programs, as well as medication programs), the Director of Administration (responsible for general administrative duties, including housekeeping, and all food service and dietary needs) and the Associate Administrator (involved in operations and marketing). Residence management teams report to a regional director responsible for the operation of several residences. Regional directors provide support, oversight and mentoring to each residence's staff.

    Staffing models are used to determine appropriate personnel levels. Screening is used to help select staff with "care providing" characteristics. For each residence, services are typically provided by a staff of approximately 28 full-time equivalents. The largest staff component is "Resident Assistants," who include licensed practical nurses and other trained staff members who are responsible for administering services to residents.

    The Company maintains competitive compensation programs, including incentives and quarterly profit sharing, which it believes help attract and retain excellent employees. The Company believes that the combination of proper interviewing, selection methods and review, training and appropriate incentives significantly reduces hiring and retraining costs and allows for a more stable, long-term work force. All employees participate in a recruitment and development program called the Predictive Index-Registered Trademark-, a third-party program which is focused on determining key criteria and personal attributes which the Company believes are important to the proper placement of staff and management.

TRAINING AND QUALITY ASSURANCE

    The Company provides its personnel with an extensive and innovative training program. This training covers all aspects of Karrington's operation. At the end of a 90-day probationary period, each new employee is evaluated for permanent placement. Additionally, the Company has an extensive manager-in-training ("MIT") program which provides classroom and on-the-job training to develop future Karrington administrators and managers. The Company believes investment in the MIT program is vital to its continued growth, quality control and consistency of service delivery.

    The Company has structured a comprehensive quality assurance ("QA") program intended to maintain standards of care established for each residence. Under the Company's QA program, the care and services provided at each residence are monitored by the professional services staff which reports directly to the Company's senior management. The QA team works with residence management teams to assure that all staff members are trained, that clinical policies and procedures are followed, and that all state and federal standards are met while achieving the stringent requirements of the Company. The Company's QA program helps support compliance with federal and state regulations and requirements for licensing. Karrington has also developed a Quality of Service program which includes periodic surveys and follow-up with all current and former residents and responsible parties.

DEVELOPMENT

    The Company's development personnel research and identify potential markets, primarily in major metropolitan areas and their surrounding suburban communities, and select sites for development within such markets. In evaluating a market, the Company considers a number of factors, including population, income and age demographics, traffic count, site visibility, residential and commercial characteristics, probability of obtaining zoning approvals, proximity of various competitors, estimated market demand and the potential to achieve economies of scale in a specific market by concentration of its development and operating activities.

    The principal stages in the development process are (i) site selection and contract signing, (ii) zoning and site plan approval, (iii) architectural planning and design, (iv) contractor selection and (v) construction and licensure. Once a market has been identified, site selection and contract signing typically take three months. Zoning and site plan approval generally take three to nine months and are typically the most difficult step in the development process as a result of the Company's selection of sites in established communities which frequently require site rezoning. Architectural planning and design and contractor selection often occur during the zoning process but can prolong the start of construction. Residence construction generally takes 12 months. After a residence receives a certificate of occupancy and appropriate licenses, residents usually begin to move in immediately. The Company's experience indicates that new residences typically reach a stable level of occupancy of over 90% within 12 months, but there can be no assurance that these results will be achieved in new markets. The Company estimates that total capitalized cost to develop, construct and open a Karrington model residence, including land acquisition and construction costs, ranges from approximately $6.0 million to $7.5 million, an average cost per unit of approximately $110,000. The cost of any particular residence may vary considerably based on a variety of site-specific factors.

    The Company's development activities are coordinated by its 16-person development staff, which has extensive real estate acquisition, design, engineering, zoning, general construction and project management experience. Architectural design and hands-on construction functions are usually contracted to experienced outside architects and contractors.

    The Company's construction strategies include the development of national purchasing contracts for major building components and the retention of several regional contractors engaged to construct its residences. The Company believes these approaches will help reduce construction costs or mitigate the rate of cost increases due to inflation, increase product quality, and shorten construction periods that result from increased familiarity with the architectural, engineering and construction design of the Company's prototype residences.

ARCHITECTURAL DESIGNS

    The Karrington model residence is a freestanding, mansion-style building with a designed capacity of 60 to 80 residents in any of a variety of exterior styles. The prototype averages 64 units and approximately 45,000 square feet and is generally built on a 1.5 to 2 acre site. Approximately 50% of the building is devoted to common areas and amenities. The Company has five basic building plan designs, which provide it with flexibility in adapting the model to a particular site and local zoning requirements. The building is usually three stories of concrete and steel frame construction built to institutional health care standards but residential in appearance. The interior design promotes a home-like environment while permitting the effective provision of resident care programs and promoting resident independence.

    The individual resident suites are clustered on each floor to resemble a neighborhood, with a variety of suite floor plans of one or two rooms and varying square footage. Each floor has a quiet area resembling a library or den and an active area designed to support activity programs and interaction among residents, staff and families. The main floor usually includes the main dining room, private dining rooms, administrative offices, a library, a living or family room, an ice cream parlor and a year-round sun porch. Also included are public restrooms, outside porches, a foyer and a formal entryway with grand staircase and central elevator. On other floors in each residence are located a resident laundry room, a wellness center, a bathing spa area, employee break rooms, a beauty salon and activity areas. The special care floor also includes a separate resident kitchen and dining area.

    Recently, the Company opened two stand-alone Alzheimer's care residences in Columbus, Ohio and Albuquerque, New Mexico designed specifically for residents with Alzheimer's disease. The "Karrington Place" residences were constructed using a special design concept intended to provide the atmosphere and physical environment believed by the Company to be most effective in assisting residents in the later stages of Alzheimer's disease. The Company intends to develop additional Karrington Place models in many of the markets it enters.

    The architectural and interior design of the Karrington prototype incorporates Karrington's philosophy of dedication to excellence in preserving and enhancing personal dignity, independence, individuality and quality of life. The Company believes that its residential environments accomplish other objectives as well, including: (i) lowering the stress and disruption of the resident and their family that occurs because of a move;
(ii) providing a secure environment that is easily traveled by residents with a wide variety of ambulation disabilities; (iii) making available a comfortable home-like environment that welcomes visitation by family and friends; and (iv) supporting the Company's special activities programs that promote inter-generational activities and events to bring together elderly residents with younger persons in the community.

MARKETING

    The Company's marketing approach emphasizes consumer education and awareness directed to potential residents and family members. The adult children of residents tend to be significant decision-makers in the selection of the assisted living option. Other significant referral sources include hospital discharge planners, physicians, churches, social service agencies focused on the elderly, nursing facilities in the area, home health agencies, social workers, legal advisors, other health care providers and families of existing residents. Telephone directory advertising, media products and informal "networking" are directed by the Company toward educating decision-makers and other referral sources in a community. The marketing personnel in the Company's corporate office develop the overall strategy in each market as well as media materials, databases, direct mail, signage and community outreach activities. Each residence has a marketing director responsible for generating and following-up leads, coordinating referral activities and providing tours, counseling and caregiving advice for potential residents and their families with respect to the Company's residences and services.

    Marketing activities begin during the development stage of a residence, after the Company has obtained site control, and continue with increased emphasis when an information center opens for a specific residence approximately eight months prior to opening. Historically, new residences have achieved deposits on approximately 30% of the units in a residence prior to opening, and residences have generally reached stable occupancy in approximately 12 months.

REGULATION

    The Company's assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities, which requirements vary from state to state. These requirements address, among other things: personnel education, training and records; facility services, including administration of medication and limited nursing services; physical plant specifications; furnishing of residents' units; food and housekeeping services; emergency evacuation plans; and residents' rights and responsibilities. In several states in which the Company operates or intends to operate, assisted living residences also require a certificate of need before the residences can be opened. In most states, assisted living residences are subject to state or local fire and building codes and food service licensure requirements. Like other health care residences, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives survey reports. The Company reviews such reports and takes appropriate corrective action if deficiencies are noted. Inspection deficiencies are resolved through a plan of correction, although the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the survey process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions.

    Health care is an area of extensive and frequent regulatory change. The assisted living model for long-term care is relatively new, and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on methods and costs of doing business. The Company is actively involved in monitoring regulatory and legislative changes affecting the assisted living industry and participates with industry organizations to encourage improvements to existing laws and regulations.

    The success of the Company will depend in part upon its ability to satisfy applicable regulations and requirements and to procure and maintain required licenses as the regulatory environment for assisted living evolves. The Company's operations could also be adversely affected by, among other things, future regulatory developments such as mandatory increases in the scope and quality of care to be offered to residents and revisions to licensing and certification standards.

    The Company currently is not a Medicare or Medicaid provider. Under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living residences maintain contracts with certain health care providers and practitioners, including pharmacies, visiting nurses, social service and home health organizations, through which health care providers make their health care products or services available to residents. Some of the services furnished by these contract parties may be covered by the Medicare programs.

COMPETITION

    The long-term care industry is highly competitive. The Company believes the assisted living sector of long-term care, in which it operates, will become even more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers. The Company expects that, as the providers of assisted living services receive increased attention and the number of states providing reimbursement for assisted living rises, competition will intensify as a result of new market entrants. The Company also competes with skilled nursing facilities that provide long-term care services. In implementing its growth strategy the Company expects increased competition in its efforts to develop and acquire assisted living communities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company.

PROPRIETARY INFORMATION

    The Company is the registered owner of the service mark "Karrington Communities-Registered Trademark-." The Company believes this mark is of material importance to its business.

EMPLOYEES

    As of March 14, 1997, the Company had approximately 430 employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

    The following table sets forth certain information regarding Karrington residences as of March 20, 1997:



Open Residences                                   Ownership         Metro Location      Commenced Operations     Units
---------------                                   ---------         --------------      --------------------     -----

Karrington of Bexley                                Owned            Columbus, OH           October 1992            53
Karrington on the Scioto                            Owned            Columbus, OH            March 1993             53
Karrington at Tucker Creek                          Owned            Columbus, OH           December 1993           54
Karrington of Oakwood (1)                       Jointly Owned         Dayton, OH            November 1994           53
Karrington of Shaker Heights                        Owned            Cleveland, OH          October 1995            59
Karrington Place (Alzheimer's Residence)            Owned            Columbus, OH           February 1996           26
Karrington of South Hills                           Owned           Pittsburgh, PA           August 1996            67
Karrington of Albuquerque (1)                   Jointly Owned       Albuquerque, NM         October 1996            61
St. Francis Place (Alzheimer's Residence) (1)   Jointly Owned       Albuquerque, NM         October 1996            28
Karrington at Fall Creek                            Owned          Indianapolis, IN          March 1997             61
                                                                                                 Total units       515
                                                                                                                   ---
                                                                                                                   ---

Residences                                         Planned
Under Construction                                Ownership         Metro Location      Planned Opening Date     Units
------------------                               -----------        --------------      --------------------     -----

Karrington of Kenwood (1)                        Jointly Own        Cincinnati, OH            2Q, 1997              67
Karrington at Willow Lake                            Own           Indianapolis, IN           3Q, 1997              61
Karrington of Englewood  (1)                     Jointly Own          Dayton, OH              3Q, 1997              48
Karrington of Colorado Springs (1)               Jointly Own      Colorado Springs, CO        3Q, 1997              64
Karrington of Fort Wayne                             Own            Fort Wayne, IN            3Q, 1997              61
Karrington of Fremont                                Own              Fremont, OH             4Q, 1997              48
Karrington of Wooster                                Own              Wooster, OH             4Q, 1997              48
Karrington of Rocky River                           Lease            Cleveland, OH            4Q, 1997              64
Karrington of Bath                                  Lease              Akron, OH              4Q, 1997              67
Karrington of Carmel                                Lease          Indianapolis, IN           4Q, 1997              58
Karrington of Gahanna (Alzheimer's Residence)       Lease            Columbus, OH             4Q, 1997              50
Karrington at the Shawhan                            Own              Tiffin, OH              4Q, 1997              55
Karrington of Findlay                                Own              Findlay, OH             4Q, 1997              48
Karrington of Piper Glen                             Own             Charlotte, NC            1Q, 1998              74
Karrington of Ann Arbor                             Lease            Ann Arbor, MI            2Q, 1998              67
Karrington of Presque Isle Bay                       Own                Erie, PA              2Q, 1998              69
                                                                                                 Total units       949
                                                                                                                   ---
                                                                                                                   ---

                                                                                                               Planned
Sites Under Contract                          Development Stage     Metro Location      Planned Opening Date     Units
--------------------                          -----------------     --------------      --------------------     -----

Karrington of Eastover                              Zoned           Charlotte, NC             2Q, 1998            88
Karrington of Monroeville                           Zoned           Pittsburgh, PA            2Q, 1998            64
Karrington of Park Ridge                            Zoned            Chicago, IL              2Q, 1998            111
Karrington of Poland                                Zoned           Youngstown, OH            2Q, 1998            67
Karrington of Millcreek (Alzheimer's Residence)   In Zoning            Erie, PA               2Q, 1998            50
Karrington of Santa Rosa                          In Zoning         Santa Rosa, CA            3Q, 1998            80
Karrington of Novato                              In Zoning           Novato, CA              3Q, 1998            80
Karrington of Cincinnati  (1)                     In Zoning         Cincinnati, OH            3Q, 1998            67
Karrington of Parma                               In Zoning         Cleveland, OH             3Q, 1998            67
Karrington of Mt. Lookout (1)                       Zoned           Cincinnati, OH            4Q, 1998            70
Karrington of Williamsville                       In Zoning          Buffalo, NY              4Q, 1998            67
Karrington of Winston-Salem                       In Zoning        Winston-Salem, NC          4Q, 1998            67
Karrington of Upper St. Clair                     In Zoning         Pittsburgh, PA            4Q, 1998            67
Karrington of Farmington Hills                    In Zoning          Detroit, MI              4Q, 1998            67
                                                                                                 Total units   1,012
                                                                                                               -----
                                                                                                               -----

      (1) Joint venture with CHI.


ITEM 3.  LEGAL PROCEEDINGS

    There are no pending material legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1996.


                                    PART  II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Information required by this Item 5 is contained on page 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

    Information required by this Item 6 is contained on page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item 7 is contained on pages 9 through 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and Report of Independent Auditors required by this Item 8 are set forth as indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.
                                       PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 is contained under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

    Information required by this Item 11 is contained under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of Shareholders and is incorporated herein by reference. Neither the report of the Compensation Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the annual meeting of Shareholders shall be deemed to be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item 12 is contained under the caption "Beneficial Ownership of Company Securities" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item 13 is contained under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of Shareholders and is incorporated herein by reference.


                                       PART  IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      See index to financial statements and financial statement schedules at page F-1.


   (3)     EXHIBITS

EXHIBIT NUMBER                DESCRIPTION                          REFERENCE
--------------                -----------                         ------------
3.1               Form of Amended Articles of Incorporation
                  of the Company                                       (1)

3.2               Form of Code of Regulations of the Company           (1)

10.1              1996 Incentive Stock Plan *                          (1)

10.2              Loan Agreement between the Company and JMAC
                  dated December 29, 1995                              (1)

10.4              Registration Rights Agreement dated
                  May 8, 1996, by and among the Company and
                  the Investors (as defined therein)                   (1)

10.5              Reorganization Agreement dated May 8, 1996,
                  by and among the Company and the Investors
                  (as defined therein)                                 (1)

10.6              Letter of Intent Dated April 29, 1996, by
                  and between the Company and Sisters of
                  Charity Health Care Systems, Inc.                    (1)

13                Annual Report to Shareholders                        (2)

21                Subsidiaries of the Registrant                       (1)

23.1              Consent of Ernst & Young LLP                         (2)

23.2              Consent of  Deloitte & Touche LLP                    (2)

24.1              Power of Attorney - Richard R. Slager                (2)

24.2              Power of Attorney - Alan B. Satterwhite              (2)

24.3              Power of Attorney - Mark N. Mace                     (2)

24.4              Power of Attorney - Charles S. McCreary              (2)

24.5              Power of Attorney - John S. Christie                 (2)

24.6              Power of Attorney - Bernadine P. Healy               (2)

24.7              Power of Attorney - David H. Hoag                    (2)

24.8              Power of Attorney - John P. McConnell                (2)

24.9              Power of Attorney - James V. Pickett                 (2)

24.10             Power of Attorney - Harold A. Poling                 (2)

24.11             Power of Attorney - Michael H. Thomas                (2)

24.12             Power of Attorney - Robert D. Walter                 (2)

27                Financial Data Schedule                              (2)

_______________

    (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

    (2)    Filed Herewith.

    *      Management contract or compensatory plan or arrangement.


(B)        REPORTS ON FORM 8-K

     The Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1996 reported under Item 5, a press release dated the same date and included as an exhibit to the 8K, announcing the execution of a letter of intent to acquire the business of Kensington Management Group, Inc.

(C)        EXHIBITS

     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see Item 14 (a) (3).

(D)        FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are required because the required information to be set forth therein is not applicable.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Karrington Health, Inc.

                                       By:  /S/ RICHARD R. SLAGER
                                           ---------------------------
                                             Richard R. Slager
                                             Chairman of the Board

                                       Date:  March 28, 1997

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                  TITLE                             DATE

/S/  RICHARD R. SLAGER         Chairman of the Board, President        March 28, 1997
------------------------------ and Chief Executive Officer
Richard R. Slager              (Principal Executive Officer)

/S/  ALAN B. SATTERWHITE       Chief Operating Officer, Chief          March 28, 1997
------------------------------ Financial Officer and Director
Alan B. Satterwhite            (Principal Financial Officer)

/S/  MARK N. MACE              Senior Vice President, Finance          March 28, 1997
------------------------------ and Treasurer (Principal
Mark N. Mace                   Accounting Officer)

/S/  CHARLES H. MCCREARY       Secretary and Director                  March 28, 1997
------------------------------
Charles H. McCreary

/S/  JOHN S. CHRISTIE          Director                                March 28, 1997
------------------------------
John S. Christie

/S/ BERNADINE P. HEALY, M.D.   Director                                March 28, 1997
------------------------------
BERNADINE P. HEALY, M.D.

/S/ DAVID H. HOAG              Director                                March 28, 1997
------------------------------
David H. Hoag

/S/ JOHN H. MCCONNELL          Director                                March 28, 1997
------------------------------
John H. McConnell

/S/  JAMES V. PICKETT          Director                                March 28, 1997
------------------------------
James V. Pickett

/S/  HAROLD A. POLING          Director                                March 28, 1997
------------------------------
Harold A. Poling

/S/  MICHAEL H. THOMAS         Director                                March 28, 1997
------------------------------
Michael H. Thomas

/S/  ROBERT D. WALTER          Director                                March 28, 1997
-------------------------------
Robert D. Walter


                                KARRINGTON HEALTH, INC.

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              (ITEMS 14 (a)  (1) AND (2) )


1.  DESCRIPTION OF FINANCIAL STATEMENTS
    ---------------------------------------------------

    The following are incorporated by reference in this       Page(s) in 1996
    Annual Report on Form 10-K for the year ended             Annual Report to
    December 31, 1996                                           Shareholders
                                                            -------------------

         Report of Independent Auditors (Ernst & Young LLP)          13
         Consolidated Balance Sheets                                 14
         Consolidated Statements of Operations                       15
         Consolidated Statements of Equity                           16
         Consolidated Statements of Cash Flows                       17
         Notes to Consolidated Financial Statements                 18-25

                                                                    Page
                                                                  --------
    Independent Auditors' Report (Deloitte & Touche LLP)             F-2

2.  FINANCIAL STATEMENT SCHEDULES


    No financial statement schedules are required because the required information to be set forth therein is not applicable.

INDEPENDENT AUDITORS' REPORT

To the Owners of
Karrington Operating Company:


We have audited the consolidated balance sheet of Karrington Operating Company and affiliates as of December 31, 1994 (not incorporated in this Form 10-K), and the related consolidated statements of operations, owners' equity (deficiency), and cash flows for the year then ended (incorporated herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Karrington Operating Company and affiliates at December 31, 1994, and the results of their operations and their cash flows, for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
January 24, 1995

                             KARRINGTON HEALTH, INC.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                  DESCRIPTION                           REFERENCE
--------------                  -----------                           ---------
3.1             Form of Amended Articles of Incorporation
                of the Company                                             (1)
3.2             Form of Code of Regulations of the Company                 (1)
10.1            1996 Incentive Stock Plan *                                (1)
10.2            Loan Agreement between the Company and JMAC
                dated December 29, 1995                                    (1)
10.4            Registration Rights Agreement dated
                May 8, 1996, by and among the Company and
                the Investors (as defined therein)                         (1)
10.5            Reorganization Agreement dated May 8, 1996,
                by and among the Company and the Investors
                (as defined therein)                                       (1)
10.6            Letter of Intent Dated April 29, 1996, by
                and between the Company and Sisters of
                Charity Health Care Systems, Inc.                          (1)
13              Annual Report to Shareholders                              (2)
21              Subsidiaries of the Registrant                             (1)
23.1            Consent of Ernst & Young LLP                               (2)
23.2            Consent of  Deloitte & Touche LLP                          (2)
24.1            Power of Attorney - Richard R. Slager                      (2)
24.2            Power of Attorney - Alan B. Satterwhite                    (2)
24.3            Power of Attorney - Mark N. Mace                           (2)
24.4            Power of Attorney - Charles S. McCreary                    (2)
24.5            Power of Attorney - John S. Christie                       (2)
24.6            Power of Attorney - Bernadine P. Healy                     (2)
24.7            Power of Attorney - David H. Hoag                          (2)
24.8            Power of Attorney - John P. McConnell                      (2)
24.9            Power of Attorney - James V. Pickett                       (2)
24.10           Power of Attorney - Harold A. Poling                       (2)
24.11           Power of Attorney - Michael H. Thomas                      (2)
24.12           Power of Attorney - Robert D. Walter                       (2)
27              Financial Data Schedule                                    (2)

----------------
    (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

    (2)  Filed Herewith.

    *    Management contract or compensatory plan or arrangement.