Form 10-Q
period 1997-03-31
KARRINGTON HEALTH INC
filed 1997-05-13
CIK 1012710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                             Yes __X__     No _____

     Shares of Registrant's common shares, without par value, outstanding at May 9, 1997 was 6,837,363.

                             KARRINGTON HEALTH, INC.

                                AND SUBSIDIARIES
                                      INDEX



Part I.  Financial Information


   Item 1.   Financial Statements

             Consolidated Balance Sheets..................................  1

             Consolidated Statements of Operations
             Three Months Ended March 31, 1997 and 1996...................  2

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1997 and 1996...................  3

             Notes to Consolidated Financial Statements.................. 4-6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................... 7-10


Part II. Other Information


   Item 6.   Exhibits..................................................... 11

             Signatures................................................... 12



Note: Items 1-5 of Part II are omitted because they are not applicable.

Part I.  Financial Information
Item 1.  Financial Statements



                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     ASSETS

                                                    March 31,      December 31,
                                                      1997             1996
                                                  ______________________________
                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                    $  7,990,483     $ 12,283,185
     Accounts receivable                               158,253          105,315
     Amounts due from affiliates                       769,650          678,893
     Prepaid expenses                                  139,590          170,254
                                                  ------------     ------------
         Total current assets                        9,057,976       13,237,647
Property and equipment -- net                       60,042,305       52,011,748
Other assets -- net                                  3,958,960        4,300,546
                                                  ------------     ------------

     Total assets                                 $ 73,059,241     $ 69,549,941
                                                  ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities     $    873,031     $    788,981
     Construction payables                           2,648,826        3,181,560
     Notes payable - bank                            2,600,000             --
     Payroll and related taxes                         448,269          735,337
     Unearned resident fees                            529,422          325,111
     Interest payable                                   54,421          158,103
     Current portion of long-term obligations          374,668          242,211
                                                  ------------     ------------
         Total current liabilities                   7,528,637        5,431,303
Long-term obligations                               34,442,984       32,758,692
Deferred income taxes                                  574,000          683,000
Shareholders' equity:
     Common shares                                  31,984,712       31,984,712
     Accumulated deficit                            (1,471,092)      (1,307,766)
                                                  ------------     ------------
         Total shareholders' equity                 30,513,620       30,676,946
                                                  ------------     ------------

Total liabilities and shareholders' equity        $ 73,059,241     $ 69,549,941
                                                  ============     ============



                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        1997            1996
                                                      --------        --------

Revenues:
     Residence operations                          $ 2,939,488      $ 1,822,164
     Development and management fees                   194,152          122,006
                                                   -----------      -----------
         Total revenues                              3,133,640        1,944,170
Expenses:
     Residence operations                            2,075,198        1,311,952
     General and administrative                        890,182          574,894
     Rent expense                                       47,592           15,575
     Depreciation and amortization                     375,113          294,158
                                                   -----------      -----------
         Total expenses                              3,388,085        2,196,579
                                                   -----------      -----------

Operating loss                                        (254,445)        (252,409)

Interest expense                                      (148,990)        (314,784)
Interest income                                        155,060             --
Equity in net earnings
  (loss) of unconsolidated entities                    (23,951)          16,499
                                                   -----------      -----------

Loss before income taxes                              (272,326)        (550,694)

Deferred income taxes                                  109,000             --
                                                   -----------      -----------

Net loss                                           $  (163,326)     $  (550,694)
                                                   ===========      ===========
Per share information:
Net loss per share                                 $      (.02)     $      (.13)
Weighted average common shares outstanding           6,700,000        4,350,000



                             SEE ACCOMPANYING NOTES.


                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        1997            1996
                                                                      --------        --------
Operating activities
Net loss                                                          $   (163,326)     $  (550,694)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                     375,113          294,158
     Deferred income taxes                                            (109,000)            --
     Straight-line rent expense                                          4,343            3,534
     Equity in net (earnings) loss of unconsolidated entities           23,951          (16,499)
     Change in operating assets and liabilities:
         Accounts receivable                                          (143,695)          15,851
         Prepaid expenses                                               30,664          (15,716)
         Accounts payable and accrued liabilities                       84,050          246,764
         Other liabilities                                            (186,439)        (207,213)
                                                                  ------------      -----------
     Net cash used in operating activities                             (84,339)        (229,815)



Investing activities
Purchases of property and equipment                                 (8,831,976)      (3,291,406)
Decrease in restricted cash balances                                   670,289             --
Distributions from unconsolidated entity                                  --            100,000
Payments of pre-opening costs                                         (255,514)        (130,469)
Payments for organization costs and other                             (182,650)         (45,282)
                                                                  ------------      -----------

     Net cash used in investing activities                          (8,599,851)      (3,367,157)


Financing activities
Proceeds from note payable - bank                                    2,600,000             --
Proceeds from mortgages                                              1,889,231        2,512,691
Repayment of mortgages                                                 (76,825)         (43,976)
Proceeds from debentures due partner                                      --          1,029,633
Payment for financing fees                                             (20,918)          (2,956)
                                                                  ------------      -----------
     Net cash provided by financing activities                       4,391,488        3,495,392
                                                                  ------------      -----------
Decrease in cash and cash equivalents                               (4,292,702)        (101,580)
Cash and cash equivalents at beginning of period                    12,283,185          144,833
                                                                  ------------      -----------
Cash and cash equivalents at end of period                        $  7,990,483      $    43,253
                                                                  ============      ===========
Supplemental disclosure of cash flow information

Cash paid for interest                                            $    941,077      $   467,369
                                                                  ============      ===========


                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
          For the Unaudited Three Months Ended March 31, 1997 and 1996


1.   Basis of Presentation

     The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1997. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


2.   Per Share Information

     The net loss per share for the three months ended March 31, 1997 is computed based on the weighted average number of shares outstanding during the period. For the three months ended March 31, 1996, a proforma net loss per share calculation is presented. The proforma net loss per share is computed based on the weighted average number of shares outstanding during the period based on 4,350,000 common shares outstanding following the July 1996 reorganization and the 2,350,000 common shares issued as a result of the Company's initial public offering in July 1996.

     In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which eliminates the presentation of primary earnings per share (EPS) and requires the presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company is required to adopt Statement No. 128 for its year ending December 31, 1997, but is not permitted to apply its provisions to 1997 interim financial statements. Basic EPS calculated under the provisions of Statement No. 128 would not differ from the net loss per share as disclosed in the accompanying statements of operations.


3.   Revolving Credit Agreements

     In February 1997, the Company entered into a $3,000,000 revolving credit agreement expiring on March 31, 1998. Interest is payable monthly and accrues at the bank's prime rate or LIBOR plus 2% if certain financial ratios are met. The company is required to pay a commitment fee of .25% on the unused portion of the total credit allowed under the agreement and is required to maintain minimum net worth and current ratio amounts. At March 31, 1997, $2,600,000 was outstanding under this agreement.

     In March 1997, the Company entered into a $5,000,000 line of credit expiring February 25, 1998. Interest is payable monthly and, at the Company's option, accrues at the bank's prime rate or LIBOR rate plus 2%. The Company is required to maintain a minimum current ratio amount and may borrow up to the lesser of $5,000,000 or the Company's total aggregate balance of cash and cash equivalents at the time of borrowing. No amounts were outstanding under this line of credit as of March 31, 1997 (see Note 7).

4.   Long-Term Obligations

     The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction is to float at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes. Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of March 31, 1997, the Company has completed mortgage agreements for one existing and three new residences totaling $22 million.

5.   Investments in Unconsolidated Entities

     The Company and Catholic Health Initiatives ("CHI"), have entered into five joint venture agreements to develop, own and operate six assisted living residences in Ohio, New Mexico and Colorado. Each project is owned jointly by the Company and CHI, with the Company typically owning approximately 20% of the equity of the project. As of March 31, 1997, the Company has guaranteed $1 million of joint venture debt financing.

     As of March 31, 1997, three residences were open (one stabilized residence and two residences in the fill-up phase), three residences were under construction, and eight other sites were under development. One residence was open at March 31, 1996. Summarized income statement information of these joint ventures is presented below.


                                                          Three months ended
                                                                March 31,
Statements of Operations                                 1997             1996
                                                       --------         --------

Residence revenues                                   $ 1,069,255        $503,730

Operating expenses                                       877,648         330,709

Depreciation and amortization expense                    194,542          42,555

Interest expense                                         189,795          97,470
                                                     -----------        --------
    Total expenses                                     1,261,985         470,734
                                                     -----------        --------
Net income (loss)                                    $  (192,730)       $ 32,996
                                                     ===========        ========



6.   Incentive Stock Plan

     The Company has adopted the 1996 Incentive Stock Plan (the "Plan") that provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and unrestricted common shares. The Plan also provides for the purchase of common shares through payroll deductions by employees of the Company who have satisfied certain eligibility requirements. The maximum number of shares available for issuance under the Plan is 550,000.

     In June 1996, the Company granted non-qualified options to certain officers, key employees and non-employee directors to acquire 169,000 common shares. These options became effective July 19, 1996 with an exercise price equal to the initial public offering price of $13.00 per share. In March 1997, the Company granted non-qualified options to certain officers and a key employee to acquire 24,500 common shares at an exercise price of $11.00. The 139,500 employee options have a ten-year term with 25% of the options vesting on each of the second through the fifth anniversaries of the date of grant. Non-employee directors received grants of non-qualified options to purchase an aggregate of 54,000 common shares which are exercisable beginning six months after the effective date of grant with a ten-year term. In addition, each continuing non-employee director will receive on the day after each annual meeting of shareholders, a grant of a non-qualified stock option to purchase 2,000 common shares of the Company at an exercise price equal to the fair market value of the shares on the date of grant. As of March 31, 1997, options for 54,000 common shares were exercisable. No options have been exercised.

7.   Subsequent Events

     On April 30, 1997, the Company completed the acquisition of Kensington Management Group, Inc. (Kensington) of Golden Valley, Minnesota. Kensington operates innovative Alzheimer's care communities under the name Kensington Cottages which provide Alzheimer's care programs using medical directors with geriatric and dementia specialties.

     Kensington's annualized revenues approximate $10 million, and it operates or has under construction 12 residences with 406 licensed beds in three states. Development is in progress for 112 additional beds on its Rochester, Minnesota campus, and for the establishment of new campus communities with approximately 100 beds each in Jacksonville, Florida, and Phoenix, Arizona.

     The aggregate purchase price approximated $28 million, including cash, approximately 137,000 of the Company's common shares, and approximately $23 million in new and assumed bank debt financing. Approximately $3 million of the cash paid was borrowed under the Company's $5 million line of credit agreement. The transaction will be accounted for using the purchase method of accounting. Accordingly, the Company will include the operating results of Kensington in its consolidated statement of operations subsequent to April 30, 1997.

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

OVERVIEW

     At March 31,  1997,  the  Company had 10 assisted  living  residences  open
(including three residences jointly-owned with CHI), 16 residences under construction, 15 sites under contract and 15 additional sites in various stages of development. Subsequent to March 31, 1997, the Company signed contracts for 6 additional sites and began construction on 2 additional residences. The Company's acquisition of Kensington Management Group, Inc. (Kensington) was completed on April 30, 1997. At the time of acquisition, Kensington had 12 residences open or under construction with 406 licensed beds in three states.
Kensington operates Alzheimer's care communities under the name Kensington Cottages.

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

     The Company categorizes operating expenses as follows: (i) residence operations, which includes labor, food, media advertising and marketing costs, and other direct general operating expenses; (ii) general and administrative expenses, consisting of corporate and support functions; (iii) rent expense; and
(iv) depreciation and amortization. In anticipation of its growth, the Company made significant investments in the number of staff at its headquarters during 1996.

RESULTS OF OPERATIONS

     The  following   table  sets  forth   certain  data  from  the   respective
consolidated statements of operations as a percentage of total revenues:



                                                          Three months ended
                                                               March 31,
                                                         1997            1996
                                                       --------        --------

Total revenues                                           100.0%          100.0%

Expenses:
     Residence operations                                 66.2            67.5
     General and administrative                           28.4            29.6
     Rent expense                                          1.5              .8
     Depreciation and amortization                        12.0            15.1
                                                      --------        --------
         Total expenses                                  108.1           113.0
                                                      --------        --------

Operating loss                                            (8.1)%         (13.0)%
                                                      ========        ========

Resident days                                           27,485          19,032
Average stabilized occupancy percentage                   95.4%           93.9%
End of period:
     Company owned:
         Number of residences                                7               5
         Number of units                                   373             245
     Total system, including joint ventures:
         Number of residences                               10               6
         Number of units                                   515             298



THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenue increased $1.2 million, or 61.2%, to $3.1 million in the first quarter of 1997 from $1.9 million in the first quarter of 1996 primarily due to the growth in resident revenues. Resident revenues increased $1.1 million, or 61.3%, primarily due to the opening of new residences (total of $730,000), an increase of $141,000 resulting from higher average daily resident rates and the increased occupancy of a residence which was in the fill-up phase in 1996. The average daily resident rate increased 8.3% to $97.36 in the first quarter of 1997 compared to $89.92 for the same period in 1996 primarily due to an increase in the average daily basic care rate. Revenues from residences open throughout both periods increased 21.9% while revenues of stabilized residences open throughout both periods increased 12.8%.

     Development and management fees increased $72,000, or 59.1% from $122,000 in the first quarter of 1996 to $194,000 in the first quarter of 1997 primarily due to development fees associated with residences in which the Company does not own a controlling interest.

     Residence operations expenses increased $763,000, or 58.2%, to $2.1 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996. As a percentage of total revenues, residence operations expenses decreased from 67.5% in the first quarter of 1996 to 66.2% in the same period of 1997 primarily due to the 1997 residences in the fill-up phase were closer to stabilization and, to a lesser extent, an increase in operating margins of stabilized residences.

     General and administrative expenses increased $315,000, or 54.8%, to $890,000 in the first quarter of 1997 from $575,000 in the first quarter of 1996 primarily due to increased compensation, payroll taxes and related benefits of $200,000 as a result of hiring additional management and staff at the Company's headquarters to implement the Company's growth plans. The Company expects the rate of increase in its general and administrative expenses will decrease as new staff needs have been reduced by recent hires. In addition, the Company expects its general and administrative expenses will decrease as a percentage of its total operating revenues due to anticipated economies of scale resulting from the Company's development program.

     Depreciation and amortization increased $81,000, or 27.5%, to $375,000 in the first quarter of 1997 from $294,000 in the first quarter of 1996 primarily due to the opening of the new residences (total of $135,000) offset by lower pre-opening cost amortization on stabilized residences.

     Interest expense decreased $166,000, or 52.7%, from $315,000 in the first quarter of 1996 to $149,000 in the first quarter of 1997 primarily due to capitalization of interest related to the Company's increased level of construction activity and the payoff of related party debt in July 1996.

     Interest income resulted primarily from the investment of the Company's net proceeds from its initial public offering in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1996, the Company completed its initial public offering of 2,350,000 common shares. The net proceeds to the Company were approximately $27.8 million. Approximately $5.7 million of the net proceeds were used to pay the outstanding principal and accrued interest of subordinated debentures payable to a partner. The balance of the net proceeds are being used to finance the development and acquisition of additional assisted living residences and for working capital and general corporate purposes. The Company has no current agreements or understandings with respect to any acquisition of residences. Pending such uses, the Company has invested the net proceeds in short-term, investment grade, interest-bearing securities or certificates of deposit.

     The Company has entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extensions periods for the lease transactions). Interest during construction is to float at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes. Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of March 31, 1997, the Company has completed mortgage agreements for one existing and three new residences totaling $22 million.

     For the three months ended March 31, 1997 and 1996, cash flows used by operating activities were $84,000 and $230,000, respectively. The Company used $9.3 million and $3.4 million, respectively, to fund residence development, and received $4.4 million and $3.5 million, respectively, in cash from financing activities. At March 31, 1997, the Company had restricted cash of $715,000 recorded in other assets on the consolidated balance sheet.

     In 1997 through 1999, the Company plans to open or acquire approximately 71 new Company-owned residences and 9 jointly-owned residences bringing the total number of residences to 89. To date, the Company has 29 of the 71 residences open or under construction including the recently completed acquisition of Kensington Management Group, Inc. which has 10 residences open and 2 residences under construction. The Company has 21 additional sites under contract. The Company has been, and will continue to be, dependent on third-party financing for its development program.

     The Company estimates that newly developed residences will generally range in cost from $6.0 to $7.5 million, with the development cycle taking up to 24 months, from site identification to residence opening. There can be no assurance that financing for the Company's development program will be available to the Company on acceptable terms, if at all. Moreover, to the extent the Company acquires properties that do not generate positive cash flow, the Company may be required to seek additional capital for working capital and liquidity purposes.

     The Company expects that the net proceeds from its public offering, together with existing financing commitments and additional financing the
Company anticipates will be available, will be sufficient to fund its development programs for the next 9 months. Additional financing will be required to complete the Company's growth plans and to refinance certain existing indebtedness.

BUSINESS ACQUISITION

     The Company's acquisition of Kensington Management Group, Inc. (Kensington) was completed on April 30, 1997. At the time of acquisition, Kensington had open or under construction 12 residences with 406 licensed beds in three states and annualized revenues of approximately $10 million. Kensington operates Alzheimer's care communities under the name Kensington Cottages. The purchase price was approximately $28 million. The Company issued approximately 137,000 common shares, assumed debt of approximately $1.7 million, incurred new debt of approximately $21.7 million and made cash payments of approximately $3.1 million (approximately $3 million of which was borrowed under its $5 million line of credit agreement). The Company has entered into a financing agreement with a lender for $27.6 million of new debt, including an amount for new residences under development. The Company will file a Form 8-K containing the audited and proforma financial statements of Kensington as required by Regulation S-X.

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

Dated May 13, 1997


                                          KARRINGTON HEALTH, INC.
                                               (Registrant)

                                      /s/ Richard R. Slager
                                          ______________________________________
                                          Richard R. Slager
                                          Chief Executive Officer

                                      /s/ Alan B. Satterwhite
                                          ______________________________________
                                          Alan B. Satterwhite
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number    Description

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.