Form 10-Q
period 1997-06-30
KARRINGTON HEALTH INC
filed 1997-08-14
CIK 1012710

===============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

                                         OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


                 For the Transition period from         to        .

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

                              Yes    X      No
                                  -------      -------
Shares of Registrant's common shares, without par value, outstanding at August 12, 1997 was 6,837,363.

===============================================================================

                             KARRINGTON HEALTH, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .1

         Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1997 and 1996 . . . . . . . . . .2

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .. 3

         Notes to Consolidated Financial Statements. . . . . . . . . . . . .4-6

         Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . 7-11

PART II. OTHER INFORMATION

         Item 2.   Change in Securities. . . . . . . . . . . . . . . . . . . 12

         Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 12

         Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . 13



Note: Items 1 and 3 through 6 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              KARRINGTON HEALTH, INC.
                                 AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS

                                                   JUNE 30,    DECEMBER 31,
                                                     1997         1996
                                                 ------------  -----------
                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . $  6,146,680  $12,283,185
  Accounts receivable. . . . . . . . . . . . . .      432,927      105,315
  Amounts due from affiliates. . . . . . . . . .    1,163,879      678,893
  Prepaid expenses . . . . . . . . . . . . . . .      194,294      170,254
                                                 ------------  -----------
    Total current assets . . . . . . . . . . . .    7,937,780   13,237,647
Property and equipment -- net. . . . . . . . . .   89,220,498   52,011,748
Other assets -- net. . . . . . . . . . . . . . .   11,997,603    4,300,546
                                                  -----------  -----------
    Total assets . . . . . . . . . . . . . . . . $109,155,881  $69,549,941
                                                 ------------  -----------
                                                 ------------  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities . . . $  1,701,332  $   788,981
  Construction payables. . . . . . . . . . . . .    3,520,322    3,181,560
  Notes payable - banks and affiliate. . . . . .    8,915,794          ---
  Payroll and related taxes. . . . . . . . . . .    1,287,639      735,337
  Unearned resident fees . . . . . . . . . . . .      834,265      325,111
  Interest payable . . . . . . . . . . . . . . .      233,802      158,103
  Current portion of long-term obligations . . .      250,736      242,211
                                                 ------------  -----------
    Total current liabilities. . . . . . . . . .   16,743,890    5,431,303

Long-term obligations. . . . . . . . . . . . . .   60,378,145   32,758,692
Deferred income taxes. . . . . . . . . . . . . .      584,000      683,000
Shareholders' equity:
  Common shares. . . . . . . . . . . . . . . . .   33,484,712   31,984,712
  Accumulated deficit. . . . . . . . . . . . . .   (2,034,866)  (1,307,766)
                                                 ------------  -----------
    Total shareholders' equity . . . . . . . . .   31,449,846   30,676,946
                                                 ------------  -----------
Total liabilities and shareholders' equity . . . $109,155,881  $69,549,941
                                                 ------------  -----------
                                                 ------------  -----------


                           SEE ACCOMPANYING NOTES.

                              KARRINGTON HEALTH, INC.
                                 AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                     (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      -------------------------     -------------------------
                                                         1997           1996           1997           1996
                                                      ----------     ----------     ----------    -----------
Revenues:
    Residence operations . . . . . . . . . . . . . .  $4,230,302     $2,016,630     $7,169,790    $ 3,838,794
    Development and management fees. . . . . . . . .     341,966        303,981        536,118        425,987
                                                      ----------     ----------     ----------    -----------
         Total revenues. . . . . . . . . . . . . . .   4,572,268      2,320,611      7,705,908      4,264,781
Expenses:
    Residence operations . . . . . . . . . . . . . .   3,098,597      1,448,140      5,173,795      2,760,092
    General and administrative . . . . . . . . . . .     924,701        683,203      1,814,883      1,258,097
    Rent expense . . . . . . . . . . . . . . . . . .      51,939         16,385         99,531         31,960
    Depreciation and amortization. . . . . . . . . .     606,367        292,711        981,480        586,869
                                                      ----------     ----------     ----------    -----------
         Total expenses. . . . . . . . . . . . . . .   4,681,604      2,440,439      8,069,689      4,637,018
                                                      ----------     ----------     ----------    -----------

Operating loss . . . . . . . . . . . . . . . . . . .    (109,336)      (119,828)      (363,781)      (372,237)

Interest expense . . . . . . . . . . . . . . . . . .    (588,504)      (519,150)      (737,494)      (833,934)
Interest income. . . . . . . . . . . . . . . . . . .     118,289             --        273,349             --
Equity in net earnings
  (loss) of unconsolidated entities. . . . . . . . .     (19,223)           124        (43,174)        16,623
                                                      ----------     ----------     ----------    -----------
 Loss before income taxes. . . . . . . . . . . . . .    (598,774)      (638,854)      (871,100)    (1,189,548)
 Deferred income taxes . . . . . . . . . . . . . . .      35,000             --        144,000             --
                                                      ----------     ----------     ----------    -----------
 Net loss. . . . . . . . . . . . . . . . . . . . . .  $ (563,774)    $ (638,854)    $ (727,100)   $(1,189,548)
                                                      ----------     ----------     ----------    -----------
                                                      ----------     ----------     ----------    -----------
 Proforma information:
 Net loss per share. . . . . . . . . . . . . . . . .  $     (.08)    $     (.15)       $  (.11)       $  (.27)
 Weighted average common shares outstanding. . . . .   6,792,000      4,350,000      6,746,000     4,350,000


                            SEE ACCOMPANYING NOTES.

                                KARRINGTON HEALTH, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                     (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                            1997         1996
                                                       ------------    -----------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .   $   (727,100)   $(1,189,548)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . .        981,480        586,869
    Deferred income taxes. . . . . . . . . . . . . .       (144,000)            --
    Straight-line rent expense . . . . . . . . . . .          5,327          7,877
    Equity in net (earnings) loss of
     unconsolidated entities . . . . . . . . . . . .         43,174        (16,623)
    Change in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . .       (812,598)       (40,871)
      Prepaid expenses . . . . . . . . . . . . . . .         (8,015)       (49,118)
      Accounts payable and accrued liabilities . . .        912,351       (126,230)
      Other liabilities. . . . . . . . . . . . . . .        575,662       (157,678)
                                                       ------------    -----------
    Net cash provided by (used in) operating
      activities . . . . . . . . . . . . . . . . . .        826,281       (985,322)

INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . .    (20,874,145)    (7,990,652)
Decrease (increase) in restricted cash balances. . .        680,984     (2,101,677)
Acquisition of Kensington - net of cash acquired . .     (2,785,468)            --
Equity contribution to unconsolidated entities . . .             --     (1,062,773)
Payments of pre-opening costs. . . . . . . . . . . .       (548,678)      (257,001)
Payments for organization costs and other. . . . . .        (92,580)       (48,492)
                                                       ------------    -----------
    Net cash used in investing activities. . . . . .    (23,619,887)   (11,460,595)

FINANCING ACTIVITIES
Proceeds from notes payable. . . . . . . . . . . . .      8,915,794             --
Proceeds from mortgages. . . . . . . . . . . . . . .      7,712,917      8,236,368
Repayment of mortgages . . . . . . . . . . . . . . .       (141,856)      (576,072)
Proceeds from debentures due partner . . . . . . . .            ---      5,501,535
Payment for financing fees . . . . . . . . . . . . .        (54,754)      (558,920)
Distributions from unconsolidated entity . . . . . .        225,000        339,766
                                                       ------------    -----------
    Net cash provided by financing activities. . . .     16,657,101     12,942,677
                                                       ------------    -----------
Increase (decrease) in cash and cash equivalents . .     (6,136,505)       496,760
Cash and cash equivalents at beginning of period . .     12,283,185        144,833
                                                       ------------    -----------
Cash and cash equivalents at end of period . . . . .   $  6,146,680    $   641,593
                                                       ------------    -----------
                                                       ------------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest . . . . . . . . . . . . . . .   $  1,776,818    $   937,804
                                                       ------------    -----------
                                                       ------------    -----------

                            SEE ACCOMPANYING NOTES.

                               KARRINGTON HEALTH, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE UNAUDITED THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



1.  BASIS OF PRESENTATION

    The consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1997. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.  PER SHARE INFORMATION

    The net loss per share for the three and six months ended June 30, 1997 is computed based on the weighted average number of shares outstanding during each period. For the three and six months ended June 30, 1996, a proforma net loss per share calculation is presented. The proforma net loss per share is computed based on the weighted average number of shares outstanding during the period based on 4,350,000 common shares outstanding following the July 1996 reorganization.

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

3.  KENSINGTON ACQUISITION

    On April 30, 1997, the Company completed the acquisition, except for one entity which was completed on July 1, 1997, of Kensington Management Group, Inc. and affiliates (Kensington) of Golden Valley, Minnesota. Kensington operates innovative Alzheimer's care communities under the name Kensington Cottages which provide Alzheimer's care programs using medical directors with geriatric and dementia specialties.

    As of August 11, 1997, Kensington had 11 residences open and one residence under construction for a total of 406 licensed beds in three states. Development is in progress for 112 additional beds on its Rochester, Minnesota campus, and for the establishment of new campus communities with approximately 100 beds each in Jacksonville, Florida, and Phoenix, Arizona.

    The aggregate purchase price approximated $28 million, including cash, the issuance of 137,363 of the Company's common shares, and approximately $23 million in new and assumed bank debt financing. The transaction was accounted for using the purchase method of accounting. Accordingly, the Company began including the operating results of Kensington in its consolidated statement of operations subsequent to April 30, 1997 for seven of the entities and after July 1, 1997 for the remaining entity.

    As a result of the Kensington acquisition, certain accounts in the June 30, 1997 consolidated balance sheet increased significantly. These increases included approximately $17 million in property and equipment, other asset increases of approximately $8 million related to costs in excess of net assets acquired and deferring financing costs, increases in long-term obligations of approximately $20 million and the issuance of $1.5 million of common shares of the Company. On July 1, 1997, the Company completed the acquisition of the remaining entity for $1.3 million in cash and the assumption of $1.7 million in long-term debt.

    The following unaudited proforma consolidated results of operations for the six months ended June 30, 1997 and 1996 reflect the proforma effects of the Kensington acquisition as if such transaction had occurred at the beginning of the periods presented below. The unaudited proforma information does not purport to be indicative of the Company's results of operations that actually would have occurred had the acquisition of Kensington taken place at the beginning of the periods presented below, or that may be expected to occur in the future.

                                 Six Months Ended
                                    June 30,
                            -------------------------
                                1997          1996
                            -----------    ----------
    Revenues                $10,400,000    $7,380,000
                            -----------    ----------
                            -----------    ----------
    Net loss                $(1,500,000)  $(1,900,000)
                            -----------    ----------
                            -----------    ----------
    Net loss per share      $      (.22)   $     (.42)
                            -----------    ----------
                            -----------    ----------


4.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

    The Company and Catholic Health Initiatives ("CHI"), have entered into joint venture agreements to develop, own and operate assisted living residences in Ohio, New Mexico and Colorado. Each project is owned jointly by the Company and CHI, with the Company typically owning approximately 20% of the equity of each venture. As of June 30, 1997, the Company has guaranteed $1 million of joint venture debt financing.

    As of June 30, 1997, four residences were open (one stabilized residence and three residences in the fill-up phase), two residences were under construction, and five other sites were under development. One residence was open at June 30, 1996. Summarized income statement information of these joint ventures is presented below.

                                             Three months ended       Six months ended
                                                  June 30,                 June 30,
                                          -----------------------   ----------------------
                                             1997          1996        1997         1996
                                          ----------     --------   ----------    --------
Statements of Operations
  Residence revenues . . . . . . . .      $1,112,895     $490,275   $2,182,150    $994,005

  Operating expenses . . . . . . . .         912,633      351,404    1,790,281     682,113
  Depreciation and amortization
    expense. . . . . . . . . . . . .         195,592       46,077      390,134      88,632
  Interest expense . . . . . . . . .         171,305       92,544      361,100     190,014
                                          ----------     --------   ----------    --------
      Total expenses . . . . . . . .       1,279,530      490,025    2,541,515     960,759
                                          ----------     --------   ----------    --------
  Net income (loss). . . . . . . . .      $ (166,635)    $    250   $ (359,365)   $ 33,246
                                          ----------     --------   ----------    --------
                                          ----------     --------   ----------    --------

5.  NOTES PAYABLE

    In February 1997, the Company entered into a $3,000,000 revolving credit agreement expiring on March 31, 1998. Interest is payable monthly and accrues at the bank's prime rate or LIBOR plus 2% if certain financial ratios are met. The company is required to pay a commitment fee of .25% on the unused portion of the total credit allowed under the agreement and is required to maintain minimum net worth and current ratio amounts. At June 30, 1997, $3,000,000 was outstanding under this agreement.

    In March 1997, the Company entered into a $5,000,000 line of credit expiring February 25, 1998. Interest is payable monthly and, at the Company's option, accrues at the bank's prime rate or LIBOR rate plus 2%.
The Company is required to maintain a minimum current ratio amount, as defined, and may borrow up to the lesser of $5,000,000 or the Company's total aggregate balance of cash and cash equivalents at the time of borrowing. At June 30, 1997, $4,916,000 was outstanding under this agreement.

    The note payable-affiliate outstanding as of June 30, 1997 represents an advance payable to JMAC, Inc., the Company's largest shareholder. Subsequent to June 30, 1997, the entire amount outstanding was repaid.

6.  LONG-TERM OBLIGATIONS

    The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction accrues at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on ten-year U.S. Treasury notes.
Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of June 30, 1997, the Company has completed mortgage agreements for one existing and three new residences and one lease transaction totaling $29 million. Subsequent to June 30, 1997, the Company completed two lease transactions totaling $13 million.

    On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington (see Note 3) and the build out of six Kensington cottages on the Rochester, Minnesota campus.
Interest accrues at 10% and is payable monthly.   Principal and interest
installments are payable monthly (based on a 25-year amortization period) beginning in June 1999 through April 2007 at which time the entire outstanding principal balance becomes due. The amount outstanding under the agreement was approximately $19.9 million as of June 30, 1997. The remaining funds will be disbursed in two phases at such time that the six cottages achieve certain debt service coverage ratios.

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

OVERVIEW

    The Company derives its revenues from two primary sources: (i) resident fees for the delivery of assisted living services and (ii) development fees and management services income for development and management of residences in which the Company does not own a controlling interest. Resident fees include revenue derived from basic care, community fees, extended care, Alzheimer's care and other sources. Community fees are one-time fees generally payable by a resident upon admission, and extended care and Alzheimer's care fees are paid by residents who require personal care in excess of services provided under the basic care program. Development fees and management services income consist of development fees recognized over the development and construction period and management fees which are a percentage of the managed residence's total operating revenues.

    The following table sets forth certain information regarding Karrington residences as of August 11, 1997:

                                 Company      Jointly          Total
                               Residences      Owned          System
                               ----------     -------         ------
Open                              18             4              22
Under Construction                22             2              24
In Development:
  Under Contract & Zoned           2             1               3
  Under Contract & In Zoning      17             3              20
  In Negotiation                  17             1              18

RESULTS OF OPERATIONS

    The following table sets forth certain data from the respective consolidated statements of operations as a percentage of total revenues:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ----------------------        ---------------------
                                                           1997           1996           1997          1996
                                                         -------        -------        -------       -------
Total revenues. . . . . . . . . . . . . . . . .           100.0%         100.0%         100.0%        100.0%
Expenses:
   Residence operations . . . . . . . . . . . .            67.8           62.4           67.1          64.7
   General and administrative . . . . . . . . .            20.2           29.5           23.6          29.5
   Rent expense . . . . . . . . . . . . . . . .             1.1             .7            1.3            .7
   Depreciation and amortization. . . . . . . .            13.3           12.6           12.7          13.8
                                                         -------        -------        -------       -------
Total expenses. . . . . . . . . . . . . . . . .           102.4          105.2          104.7         108.7
                                                         -------        -------        -------       -------
Operating income (loss) . . . . . . . . . . . .            (2.4)%         (5.2)%         (4.7)%        (8.7)%
                                                         -------        -------        -------       -------
                                                         -------        -------        -------       -------
Average stabilized occupancy percentage . . . .              93%            92%            94%           93%
End of period:
Company owned:
   Number of residences . . . . . . . . . . . .              15              5             15             5
   Number of units. . . . . . . . . . . . . . .             593            245            593           245

Total system, including joint ventures:
   Number of residences . . . . . . . . . . . .              19              6             19             6
   Number of units. . . . . . . . . . . . . . .             802            298            802           298

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Total revenue increased $2.3 million, or 97%, to $4.6 million in the second quarter of 1997 from $2.3 million in the second quarter of 1996 primarily due to the growth in resident revenues. Resident revenues increased $2.2 million, or 110%, primarily due to the acquisition of Kensington Management Group, Inc. and affiliates ("Kensington") on April 30, 1997 ($1.1 million), the opening of new residences (total of $.7 million), the increased occupancy of residences in the fill-up phase in 1996 ($.3 million) and an increase resulting from higher average daily resident rates. The average daily resident rate, excluding Kensington, increased 6% to $98.25 in the second quarter of 1997 compared to $92.68 for the same period in 1996.

    Development and project management fees increased $38,000, or 12%, to $342,000 in the second quarter of 1997 from $304,000 in the second quarter of 1996 primarily due to consulting fees associated with third party assisted living providers.

    Residence operating expenses increased $1.7 million, or 114%, to $3.1 million in the second quarter of 1997 from $1.4 million in the second quarter of 1996. As a percentage of residence operating revenues, residence operating expenses increased from 72% in the second quarter of 1996 to 73% in the second quarter of 1997.

    General and administrative expenses increased $241,000, or 35%, to $925,000 in the second quarter of 1997 from $683,000 in the second quarter of 1996 primarily due to increased compensation, payroll taxes and related benefits as a result of hiring additional management and staff at the Company's headquarters and the acquisition of Kensington. The Company expects the rate of increase in its general and administrative expenses will continue to decrease as new staff needs have been reduced by recent hires.
In addition, the Company expects general and administrative expenses will continue to decrease as a percentage of total operating revenues due to anticipated economies of scale resulting from the Company's development program.

    Depreciation and amortization increased $314,000, or 107%, to $606,000 in the second quarter of 1997 from $293,000 in the second quarter of 1996 primarily due to the opening of two new residences (total of $241,000) and the acquisition of Kensington.

    Interest expense increased $69,000, or 13%, to $589,000 in the second quarter of 1997 from $519,000 in the second quarter of 1996 primarily due to the opening of two new residences (total of $222,000) and the acquisition of Kensington ($283,000), offset by increased capitalization of interest related to the Company's increased level of construction activity.

    Interest income resulted primarily from the investment of the Company's net proceeds from its initial public offering in July 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Total revenue increased $3.4 million, or 81%, to $7.7 million in the first six months of 1997 from $4.3 million in the first six months of 1996 primarily due to the growth in resident revenues. Resident revenues increased $3.3 million, or 87%, primarily due to the acquisition of Kensington ($1.1 million), the opening of new residences (total of $1.1 million), the increased occupancy of residences in the fill-up phase in 1996 ($.8 million) and an increase resulting from higher average daily resident rates. The average daily resident rate, excluding Kensington, increased 7% to $97.82 in the first six months of 1997 from $91.35 in the first six months of 1996.

    Development and project management fees increased $110,000, or 26%, to $536,000 in the first six months of 1997 from $426,000 in the first six months of 1996 primarily due to consulting fees associated with third party assisted living providers.

    Residence operating expenses increased $2.4 million, or 87%, to $5.2 million in the first six months of 1997 from $2.8 million in the first six
months of 1996.   Residence operating expenses were 72% of residence
operating revenues in the first six months of 1997 and 1996.

    General and administrative expenses increased $557,000, or 44%, to $1.8 million in the first half of 1997 from $1.3 million in the first half of 1996 primarily due to increased compensation, payroll taxes and related benefits as a result of hiring additional management and staff at the Company's headquarters and the acquisition of Kensington.

    Depreciation and amortization increased $395,000, or 67%, to $981,000 in the first six months of 1997 from $587,000 in the first six months of 1996 primarily due to the opening of new residences (total of $366,000) and the acquisition of Kensington, offset by lower amortization of preopening costs.

    Interest expense decreased $96,000, or 12%, to $737,000 in the first six months of 1997 from $834,000 in the first six months of 1996 primarily due to capitalization of interest related to the Company's increased level of construction activity ($794,000), offset by the opening of two new residences (total of $309,000) and the acquisition of Kensington.

    Interest income resulted primarily from the investment of the Company's net proceeds from its initial public offering in July 1996.

    The $144,000 deferred tax benefit recorded for the six months ended June 30, 1997 represents an effective tax rate of 17% resulting from limitations associated with the recognition of operating loss carryforwards. Deferred tax assets, including operating loss carryforwards, can be realized by offset to existing taxable temporary differences that will reverse in the carryforward period.

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

    The Company has entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction accrues at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes. Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of June 30, 1997, the Company has completed mortgage agreements for one existing and three new residences and one lease transaction totaling $29 million. Subsequent to June 30, 1997, the Company completed two lease transactions totaling $13 million.

    On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington and the build out of six Kensington cottages on the Rochester, Minnesota campus. Interest accrues
at 10% and is payable monthly.   Principal and interest installments are
payable monthly (based on a 25-year amortization period) beginning in June 1999 through April 2007 at which time the entire outstanding principal balance becomes due. The amount outstanding under the agreement was approximately $19.9 million as of June 30, 1997. The remaining funds will be disbursed in two phases at such time that the six cottages achieve certain debt service coverage ratios.

    For the six months ended June 30, 1997, cash flows provided by operating activities were $826,000 compared to cash flows used by operating activities of $985,000 for the six months ended June 30, 1996. The Company used $23.6 million and $11.5 million, respectively, to primarily fund residence development and acquire Kensington, and received $16.7 million and $12.9 million, respectively, in cash from financing activities. At June 30, 1997, the Company had restricted cash of $725,000 recorded in other assets on the consolidated balance sheet.

    The Company estimates that newly developed residences will generally range in cost from $6.5 to $8.0 million, with the development cycle taking up to 24 months, from site identification to residence opening. There can be no assurance that financing for the Company's development program will be available to the

Company on acceptable terms, if at all. Moreover, to the extent the Company acquires properties that do not generate positive cash flow, the Company may be required to seek additional capital for working capital and liquidity purposes. The Company has been, and will continue to be, dependent on third-party financing for its development program.

    The Company expects that the net proceeds from its public offering, together with existing financing commitments and additional financing the Company anticipates will be available, will be sufficient to fund its development programs through December 31, 1997. Additional financing will be required to complete the company's growth plans and to refinance certain existing indebtedness.

PART II.  OTHER INFORMATION

Items 1 and 3 through 6 are not applicable.

Item 2.  Change in Securities

         On April 30, 1997, the Company issued 137,363 common shares (valued at $1.5 million) to Mr. Jon D. Rappaport as part of its acquisition of Kensington Management Group, Inc. and seven affiliated entities. The Company's common shares were issued to Mr. Rappaport in a private placement pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 506 of Regulation D. The common shares issued are "restricted" securities and are subject to a certain Registration Rights Agreement between Mr. Rappaport and the Company.

Item 6.  Exhibits

Exhibit Number       Description

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 1997


                                            KARRINGTON HEALTH, INC.
                                                      (Registrant)


                                            /S/ RICHARD R. SLAGER
                                            ---------------------------------
                                            Richard R. Slager
                                            Chief Executive Officer


                                            /S/ ALAN B. SATTERWHITE
                                            ---------------------------------
                                            Alan B. Satterwhite
                                            Chief Financial Officer

                             INDEX TO EXHIBITS


Exhibit Number     Description

    27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.