Form 10-Q
period 1997-09-30
KARRINGTON HEALTH INC
filed 1997-11-14
CIK 1012710

                   -------------------------------------------
                   -------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

              For the Transition period from         to        .
                                             -------     ------

                        Commission file number 0-28656

                            KARRINGTON HEALTH, INC.
            (Exact name of registrant as specified in its charter)

                  OHIO                              31-1461482
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)             Identification No.)

                            919 Old Henderson Road
                             Columbus, Ohio  43220
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

                                Yes    X      No
                                     -----       ------

     Shares of Registrant's common shares, without par value, outstanding at November 11, 1997 was 6,837,363.

                   -------------------------------------------
                   -------------------------------------------

                            KARRINGTON HEALTH, INC.
                               AND SUBSIDIARIES
                                     INDEX





PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Balance Sheets.................................1

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1997 and 1996.....2

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996...............3

                  Notes to Consolidated Financial Statements................4-7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................8-12


PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds..................13

         Item 6.  Exhibits...................................................13

                  Signature Page.............................................14


Note: Items 1 and 3 through 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            KARRINGTON HEALTH, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997          1996
                                                               --------------- --------------
                                                                  (UNAUDITED)
Current assets:
 Cash and cash equivalents...............................       $  4,437,223  $ 12,283,185
 Accounts receivable.....................................            495,844       105,315
 Amounts due from affiliates.............................            899,500       678,893
 Prepaid expenses........................................            308,687       170,254
                                                               --------------- --------------
   Total current assets..................................          6,141,254    13,237,647
Property and equipment -- net............................         97,382,962    52,011,748
Other assets -- net......................................         14,056,031     4,300,546
                                                               --------------- --------------
   Total assets..........................................       $117,580,247  $ 69,549,941
                                                               --------------- --------------
                                                               --------------- --------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities................       $  2,399,578  $    788,981
 Construction payables...................................          3,396,673     3,181,560
 Notes payable used to finance construction in progress..          8,000,000           ---
 Payroll and related taxes...............................          1,169,958       735,337
 Unearned resident fees..................................            536,448       325,111
 Interest payable........................................            749,250       158,103
 Current portion of long-term obligations................            304,762       242,211
                                                               --------------- --------------
   Total current liabilities.............................         16,556,669     5,431,303
Long-term obligations....................................         71,599,495    32,758,692
Deferred income taxes....................................            973,000       683,000
Shareholders' equity:
 Common shares...........................................         33,484,712    31,984,712
 Accumulated deficit.....................................         (5,033,629)   (1,307,766)
                                                               --------------- --------------
 Total shareholders' equity..............................         28,451,083    30,676,946
                                                               --------------- --------------
Total liabilities and shareholders' equity...............       $117,580,247  $ 69,549,941
                                                               --------------- --------------
                                                               --------------- --------------


                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)



                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                          1997          1996          1997          1996
                                                    -------------- ------------- -------------- ---------------
Revenues:
 Residence operations...........................     $  5,447,800   $  2,403,331  $  12,617,902  $  6,242,125
 Development and management fees................           77,446         67,321        613,252       493,308
                                                    -------------- ------------- -------------- ---------------
    Total revenues..............................        5,525,246      2,470,652     13,231,154     6,735,433

Expenses:
 Residence operations...........................        4,190,287      1,675,611      9,364,082     4,435,703
 General and administrative.....................        1,174,817        669,387      2,989,700     1,927,484
 Rent expense...................................           93,548         20,425        193,079        52,385
 Depreciation and amortization..................          783,753        468,374      1,765,233     1,055,243
 Unusual charges................................        1,380,000                     1,380,000
                                                    -------------- ------------- -------------- ---------------
    Total expenses..............................        7,622,405      2,833,797     15,692,094     7,470,815
                                                    -------------- ------------- -------------- ---------------

Operating loss..................................       (2,097,159)      (363,145)    (2,460,940)     (735,382)

Interest expense................................         (855,579)      (213,422)    (1,593,073)   (1,047,356)
Interest income.................................           28,397        239,846        301,746       239,846
Equity in net earnings
  (loss) of unconsolidated entities.............         (120,422)        15,756       (163,596)       32,379
                                                    -------------- ------------- -------------- ---------------
Loss before income taxes........................       (3,044,763)      (320,965)    (3,915,863)   (1,510,513)
Deferred income taxes...........................           46,000     (1,100,000)       190,000    (1,100,000)
                                                    -------------- ------------- -------------- ---------------
Net loss........................................     $ (2,998,763)  $ (1,420,965) $  (3,725,863) $ (2,610,513)
                                                    -------------- ------------- -------------- ---------------
                                                    -------------- ------------- -------------- ---------------

Proforma information:
Net loss per share..............................          $  (.44)       $  (.23)       $  (.55)      $  (.52)
Weighted average common shares outstanding......        6,837,400      6,240,200      6,777,000     4,984,700


                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                               ----------------------------------------------
                                                                      1997                          1996
                                                               ----------------              ----------------
OPERATING ACTIVITIES
Net loss...................................................     $  (3,725,863)                $  (2,610,513)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization.............................         1,765,233                     1,055,243
 Unusual charges...........................................         1,380,000
 Deferred income taxes.....................................          (190,000)                    1,100,000
 Equity in net (earnings) loss of unconsolidated entities..           163,596                       (32,379)
 Change in operating assets and liabilities:
     Accounts receivable...................................          (611,136)                     (244,551)
     Prepaid expenses......................................          (121,408)                     (111,698)
     Accounts payable and accrued liabilities..............         1,610,596                       380,340
     Other liabilities.....................................           332,870                      (221,340)
                                                               ----------------              ----------------
 Net cash provided by (used in) operating activities.......           603,888                      (684,898)

INVESTING ACTIVITIES
Purchases of property and equipment........................       (28,788,179)                  (13,317,550)
Decrease (increase) in restricted cash balances............           749,372                    (1,132,314)
Acquisition of Kensington - net of cash acquired...........        (4,008,123)                          ---
Equity contribution to unconsolidated entities.............               ---                    (1,171,039)
Payments of pre-opening costs..............................          (921,898)                     (517,742)
Payments for organization costs and other..................          (710,312)                     (125,902)
                                                               ----------------              ----------------
 Net cash used in investing activities.....................       (33,679,140)                  (16,264,547)

FINANCING ACTIVITIES
Net proceeds from public offering..........................               ---                    27,499,521
Proceeds from notes payable................................        15,500,000                           ---
Proceeds from mortgages....................................         9,783,424                    12,975,079
Repayment of mortgages.....................................          (199,662)                   (4,820,119)
Proceeds from debentures due partner.......................               ---                     5,501,535
Repayment of debentures due partner........................               ---                    (5,535,375)
Payment for financing fees.................................           (79,472)                     (758,119)
Distributions from unconsolidated entity...................           225,000                       339,766
                                                               ----------------              ----------------
 Net cash provided by financing activities.................        25,229,290                    35,202,289
                                                               ----------------              ----------------
Increase (decrease) in cash and cash equivalents...........        (7,845,962)                   18,252,844
Cash and cash equivalents at beginning of period...........        12,283,185                       144,833
                                                               ----------------              ----------------
Cash and cash equivalents at end of period.................     $   4,437,223                 $  18,397,677
                                                               ----------------              ----------------
                                                               ----------------              ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.....................................     $   2,702,050                 $   1,623,938
                                                               ----------------              ----------------
                                                               ----------------              ----------------


                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE UNAUDITED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




1.   BASIS OF PRESENTATION

     The consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1997. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.   PER SHARE INFORMATION

     The net loss per share for the three and nine months ended September 30, 1997 is computed based on the weighted average number of shares outstanding during each period. For the three and nine months ended September 30, 1996, a proforma net loss per share calculation is presented. The proforma net loss per share is computed based on the weighted average number of shares outstanding during the period based on 4,350,000 common shares outstanding following the July 1996 reorganization.

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

3.   KENSINGTON ACQUISITION

     On April 30, 1997, the Company completed the acquisition, except for one entity which was completed on July 1, 1997, of Kensington Management Group, Inc. and affiliates (Kensington) of Golden Valley, Minnesota. Kensington operates innovative Alzheimer's care communities under the name Kensington Cottages which provide Alzheimer's care programs using medical directors with geriatric and dementia specialties. As of November 11, 1997, Kensington had 11 residences open and five residences under construction for a total of 491 beds in three states.

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

     As a result of the Kensington acquisition, certain accounts in the September 30, 1997 consolidated balance sheet increased significantly. These increases included approximately $17 million in property and equipment, other asset increases of approximately $8 million related to costs in excess of net assets acquired and deferring financing costs, increases in long-term obligations of approximately $20 million and the issuance of $1.5 million of common shares of the Company. On July 1, 1997, the Company completed the acquisition of the remaining entity for $1.3 million in cash and the assumption of $1.7 million in long-term debt.

     The following unaudited proforma consolidated results of operations for the nine months ended September 30, 1997 and 1996 reflect the proforma effects of the Kensington acquisition as if such transaction had occurred at the beginning of the periods presented below. The unaudited proforma information does not purport to be indicative of the Company's results of operations that actually would have occurred had the acquisition of Kensington taken place at the beginning of the periods presented below, or that may be expected to occur in the future.

                                    Nine Months Ended
                                      September 30,
                             ------------------------------
                                   1997           1996
                             --------------  --------------

     Revenues                 $  15,925,000   $11,410,000
                             --------------  --------------
                             --------------  --------------

     Net loss                 $  (4,500,000)  $(3,366,000)
                             --------------  --------------
                             --------------  --------------

     Net loss per share       $        (.66)  $      (.61)
                             --------------  --------------
                             --------------  --------------



4.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

     The Company and Catholic Health Initiatives ("CHI"), have entered into joint venture agreements to develop, own and operate assisted living residences in Ohio, New Mexico and Colorado. Each project is owned jointly by the Company and CHI, with the Company typically owning approximately 20% of the equity of each venture. As of September 30, 1997, the Company has guaranteed $1 million of joint venture debt financing.

     As of September 30, 1997, five residences were open (one stabilized residence and four residences in the fill-up phase), one residence was under construction, and two other sites were under development. One residence was open at September 30, 1996. Summarized income statement information of these joint ventures is presented below.



                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                    ---------------------------- ------------------------------
                                                         1997            1996         1997            1996
                                                    --------------  ------------ --------------  --------------
Statements of Operations

Residence revenues...............................    $ 1,409,638     $  538,212   $  3,591,788    $ 1,532,217

Operating expenses...............................      1,313,533        367,578      3,103,814      1,049,691
Depreciation and amortization expense............        285,664         43,031        675,798        131,663
Interest expense.................................        290,409         79,856        651,509        269,870
                                                    --------------  ------------ --------------  --------------
   Total expenses................................      1,889,606        490,465      4,431,121      1,451,224
                                                    --------------  ------------ --------------  --------------
Net income (loss)................................    $  (479,968)    $   47,747   $   (839,333)   $    80,993
                                                    --------------  ------------ --------------  --------------
                                                    --------------  ------------ --------------  --------------


5.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

     In February 1997, the Company entered into a $3,000,000 revolving credit agreement expiring on March 31, 1998. Interest is payable monthly and accrues at the bank's prime rate or LIBOR plus 2% if certain financial ratios are met. The company is required to pay a commitment fee of .25% on the unused portion of the total credit allowed under the agreement and is required to maintain minimum net worth and current ratio amounts. In March 1997, the Company entered into a $5,000,000 line of credit expiring February 25, 1998. Interest is payable monthly and, at the Company's option, accrues at the bank's prime rate or LIBOR rate plus .75%. At September 30, 1997, there was $8,000,000 outstanding under these agreements.

     The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction accrues at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on ten-year U.S. Treasury notes.
Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of September 30, 1997, the Company has completed mortgage agreements for one existing and three new residences and four lease transactions totaling $50.6 million. Subsequent to September 30, 1997, the Company completed two lease transactions totaling $18.0 million.

     On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington (see Note 3) and the build out of nine Kensington cottages on the Rochester, Minnesota campus.
Interest accrues at 10% and is payable monthly.   Principal and interest
installments are payable monthly (based on a 25-year amortization period) beginning in September 1999 through April 2007 at which time the entire outstanding principal balance becomes due. The amount outstanding under the agreement was approximately $19.9 million as of September 30, 1997. The remaining funds will be disbursed in two phases at such time that the nine cottages achieve certain debt service coverage ratios.

      In September 1997, the Company entered into a $7,500,000 promissory note with JMAC, Inc., a 34% shareholder of the Company. Interest is payable monthly and accrues at a bank's prime rate. The note expires on January 2, 2000. At September 30, 1997, $7,500,000 was outstanding under this agreement.

     On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of four assisted living residences in the State of Ohio. Interest is payable monthly and accrues at the bank's prime rate plus 1 1/2% during construction. In October 1999, the Company may elect, at its option, to convert the construction loan into a term loan maturing in October 2004. Principal and interest payments under the term loan would be based on a 25-year amortization schedule with interest accruing at either prime plus 1 1/2% or an amount equal to 3.0% over the yield at the time on five-year U.S. Treasury notes. The Company is required to maintain minimum net worth and current ratio amounts and, if the term loan is elected, to maintain debt service coverage ratios with respect to individual residences.

6.   UNUSUAL CHARGES

     During the third quarter of 1997, the Company recorded an unusual charge of approximately $1.4 million which primarily related to a $1.2 million charge as a result of a decision to abandon certain projects. The Company's property and equipment includes costs related to acquisition and development of projects in process, including capitalized costs associated with the Company's development department. At the time a project is abandoned, all previously capitalized costs are expensed. The remaining charges primarily relate to severance costs associated with third quarter resignations.

7.   TAX STATUS

     As a result of the reorganization in July 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Prior to July 1996, the Company was a partnership and taxable income and losses were allocated to the partners for inclusion in their respective income tax returns. Deferred income taxes are provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities. A net deferred income tax provision and liability of $1,100,000 was recorded in the third quarter of 1996 primarily as a result of the reorganization.

     The $190,000 deferred tax benefit recorded for the nine months ended September 30, 1997 represents an effective tax rate of 5% resulting from limitations associated with the recognition of operating loss carryforwards. Deferred tax assets, including operating loss carryforwards, can be realized by offset to existing taxable temporary differences that will reverse in the carryforward period.

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

     The following table sets forth certain information regarding Karrington residences as of September 30, 1997:

                                    Company         Jointly      Total
                                   Residences        Owned       System
                                ---------------  ------------ ------------

Open                                   20              5          25

Under Construction                     20              1          21

In Development:
    Under Contract & Zoned              3              3           6
    Under Contract & In Zoning          7              2           9
    In Negotiation                      6              -           6


     The open residences represent 1,012 units (1,265 beds), of which 755 units (959 beds) are Company owned. Residences under construction represent 1,122 units (1,371 beds), of which 1,058 units (1,297) beds) are Company owned.

RESULTS OF OPERATIONS

     The following table sets forth certain data from the respective consolidated statements of operations as a percentage of total revenues:


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                             -------------------------      ------------------------
                                                1997            1996           1997           1996
                                             ----------      ---------      ---------      ---------
Total revenues.....................            100.0%          100.0%         100.0%         100.0%
Expenses:
  Residence operations.............             75.8            67.8           70.8           65.9
  General and administrative.......             21.3            27.1           22.6           28.6
  Rent expense.....................              1.7              .8            1.5             .7
  Depreciation and amortization....             14.2            19.0           13.3           15.7
  Unusual charges..................             25.0             ---           10.4            ---
                                             ----------      ---------      ---------      ---------

Total expenses.....................            138.0           114.7          118.6          110.9
                                             ----------      ---------      ---------      ---------

Operating income (loss)............            (38.0) %        (14.7)%%       (18.6)%        (10.9)%
                                             ----------      ---------      ---------      ---------
                                             ----------      ---------      ---------      ---------

Average stabilized occupancy percentage         88.0% (a)       93.9%          89.4% (a)      93.3%
End of period:
Company owned:
  Number of residences.............               20               6             20              6
  Number of units..................              755             312            755            312

Total system, including joint ventures:
     Number of residences..........               25               7             25              7
     Number of units...............            1,012             365          1,012            365


     (a) Includes Kensington acquisition after April 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenue increased $3.0 million, or 124%, to $5.5 million in the third quarter of 1997 from $2.5 million in the third quarter of 1996 primarily due to the acquisition of Kensington Management Group, Inc. and affiliates ("Kensington") on April 30, 1997 ($2.0 million), the opening of new residences (total of $.4 million), the increased occupancy of residences in the fill-up phase in 1996 ($.6 million) and an increase in revenues in stable residences resulting from higher average daily resident rates, offset by a decline in occupancy percentages.

     Residence operating expenses increased $2.5 million, or 150%, to $4.2 million in the third quarter of 1997 from $1.7 million in the third quarter of 1996. As a percentage of residence operating revenues, residence operating expenses increased from 70% in the third quarter of 1996 to 77% in the third quarter of 1997. The increase in operating expenses as a percentage of operating revenues resulted from additional start up losses associated with residences open less than one year and a decline in occupancy percentages of stable residences.

     General and administrative expenses increased $506,000, or 76%, to $1,175,000 in the third quarter of 1997 from $669,000 in the third quarter of 1996 primarily due to increased compensation, payroll taxes and related benefits as a result of hiring additional management and staff at the Company's headquarters and the acquisition of Kensington. The Company expects the rate of increase in its general and administrative expenses will continue to decrease as new staff needs have been reduced by recent hires. In addition, the Company expects general and administrative expenses will continue to decrease as a percentage of total operating revenues due to anticipated economies of scale resulting from the Company's development program.

     Depreciation and amortization increased $316,000, or 67%, to $784,000 in the third quarter of 1997 from $468,000 in the third quarter of 1996 primarily due to the opening of new residences (total of $224,000) and the acquisition of Kensington, offset by lower amortization of preopening costs.

     See Note 6 of Notes to Consolidated Financial Statements for a description of unusual charges.

     Interest expense increased $642,000, or 301%, to $856,000 in the third quarter of 1997 from $214,000 in the third quarter of 1996 primarily due to the opening of new residences (total of $295,000) and the acquisition of Kensington ($515,000), offset by increased capitalization of interest related to the Company's increased level of construction activity.

     Interest income resulted primarily from the investment of the Company's net proceeds from its initial public offering in July 1996.

     The equity in net earnings (loss) of unconsolidated entities decreased due to four residences in the fill-up phase during the third quarter of 1997. There were no residences in the fill-up phase during the third quarter of 1996.

     The deferred tax benefit recorded in the third quarter of 1997 represents a year-do-date effective tax rate of 5% resulting from limitations associated with the recognition of operating loss carryforwards.

     See Note 7 to Consolidated Financial Statements for a description of the nonrecurring tax charge of $1,100,000 recorded in the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenue increased $6.5 million, or 96%, to $13.2 million in the first nine months of 1997 from $6.7 million in the first nine months of 1996 primarily due to the acquisition of Kensington ($3.1 million), the opening of new residences (total of $.6 million), the increased occupancy of residences in the fill-up phase in 1996 ($2.4 million) and an increase in revenues in stable residences resulting from higher average daily resident rates, offset by a decline in occupancy percentages.

     Development and project management fees increased $120,000, or 24%, to $613,000 in the first nine months of 1997 from $493,000 in the first nine months of 1996 primarily due to consulting fees associated with third party assisted living providers.

     Residence operating expenses increased $5.0 million, or 90%, to $9.4 million in the first nine months of 1997 from $4.4 million in the first nine
months of 1996.   As a percentage of residence operating revenues, residence operating expenses increased from 71% in the first nine months of 1996 to 74% in the same period of 1997. The increase in operating expenses as a percentage of operating revenues resulted primarily from additional start up losses associated with residences open less than one year.

     General and administrative expenses increased $1.1 million, or 55%, to $3.0 million in the first nine months of 1997 from $1.9 million in the first nine months of 1996 primarily due to increased compensation, payroll taxes and related benefits as a result of hiring additional management and staff at the Company's headquarters and the acquisition of Kensington.

     See Note 6 of Notes to Consolidated Financial Statements for a description of unusual charges.

     Depreciation and amortization increased $.7 million, or 67%, to $1.8 million in the first nine months of 1997 from $1.1 million in the first nine months of 1996 primarily due to the opening of new residences (total of $.4 million) and the acquisition of Kensington, offset by lower amortization of preopening costs.

     Interest expense increased $546,000, or 52%, to $1.6 million in the first nine months of 1997 from $1.1 million in the first nine months of 1996 primarily due to the opening of new residences (total of $375,000) and the acquisition of Kensington (798,000), offset by capitalization of interest related to the Company's increased level of construction activity.

     Interest income resulted primarily from the investment of the Company's net proceeds from its initial public offering in July 1996.

     The $190,000 deferred tax benefit recorded for the nine months ended September 30, 1997 represents an effective tax rate of 5% resulting from limitations associated with the recognition of operating loss carryforwards. Deferred tax assets, including operating loss carryforwards, can be realized by offset to existing taxable temporary differences that will reverse in the carryforward period.

     See Note 7 to Consolidated Financial Statements for a description of the nonrecurring tax charge of $1,100,000 recorded in the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1996, the Company completed its initial public offering for the sale of 2,350,000 common shares. The net proceeds to the Company were approximately $27.8 million. Approximately $5.7 million of the net proceeds were used to pay the outstanding principal and accrued interest of subordinated debentures payable to a partner. The balance of the net proceeds were used to finance the development and acquisition of additional assisted living residences and for working capital and general corporate purposes. See Part II-Item2.

     The Company has entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction accrues at 2% above the prime rate. On completion of each residence, payments are to be set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes. Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. As of September 30, 1997, the Company has completed mortgage agreements for one existing and three new residences and four lease transaction totaling $50.6 million. Subsequent to September 30, 1997, the Company completed two lease transactions totaling $18.0 million.

     On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington and the build out of nine Kensington cottages on the Rochester, Minnesota campus. Interest accrues at 10% and is payable monthly. Principal and interest installments are payable monthly (based on a 25-year amortization period) beginning in September 1999 through April 2007 at which time the entire outstanding principal balance becomes due. The amount outstanding under the agreement was approximately $19.9 million as of September 30, 1997. The remaining funds will be disbursed in two phases at such time that the nine cottages achieve certain debt service coverage ratios.

     On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of four assisted living residences in the State of Ohio. Interest is payable monthly and accrues at the bank's prime rate plus 1 1/2% during construction. In October 1999, the Company may elect, at its option, to convert the construction loan into a term loan maturing in October 2004. Principal and interest payments under the term loan would be based on a 25-year amortization schedule with interest accruing at either prime plus 1 1/2% or an amount equal to 3.0% over the yield at the time on five-year U.S. Treasury notes. The Company is required to maintain minimum net worth and current ratio amounts and, if the term loan is elected, to maintain debt service coverage ratios with respect to individual residences.

     The Company has available lines of credit totaling $15.5 million. See
Note 5 of Notes to Financial Statements for a description of lines of credit.

     For the nine months ended September 30, 1997, cash flows provided by operating activities were $604,000 compared to cash flows used by operating activities of $685,000 for the nine months ended September 30, 1996. The Company used $33.7 million and $16.2 million, respectively, to primarily fund residence development and acquire Kensington, and received $25.2 million and $35.2 million, respectively, in cash from financing activities. At September 30, 1997, the Company had restricted cash of approximately $800,000 recorded in other assets on the consolidated balance sheet.

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

     The Company expects that its existing financing commitments and additional financing the Company anticipates will be available, will be sufficient to fund its development programs through December 31, 1997. Additional financing will be required to complete the Company's growth plans and to refinance certain existing indebtedness.

     The Company's capital requirements include seven projects on which construction financing has not been closed; however five of the projects have financing commitments in place and are in the process of closing while two projects do not presently have a financing commitment.

     The Company depends on outside mortgage or lease financing to fund the majority of new residence construction costs. On the two ongoing projects for which the Company does not have a current commitment, a total of $4,800,000 out of total project costs of $12,650,000 has been invested to-date. The Company expects to secure construction financing to fund the additional $7,850,000 needed to complete these projects. The Company has financing commitments in place for the five remaining projects now under construction, and will need to close the associated financing or raise additional capital in order to fund completion of these projects. All closings of existing financing commitments are expected to occur before year-end 1997. The Company will realize a net cash infusion of over $8,500,000 from the closing of financing associated with the five projects as the Company's equity in construction-in-progress exceeds the financing equity requirement.

II.  OTHER INFORMATION


Items 1 and 3 through 5 are not applicable.

Item 2.  Changes in Securities and Use of Proceeds

     The information provided below represents only the information that has changed since the Company's last report filed on Form SR for the six month period ended April 18, 1997 as permitted under Item 701 (f) of Regulation S-K (Use of Proceeds).

ITEM 701(f)(4)(vii)
--------------------


                                                     Direct or indirect
                                                    payments to directors,
                                                      officers, general
                                                    partners of the issuer
                                                    or their associates; to
                                                      persons owning ten
                                                      percent or more of
                                                      any class of equity
                                                    securities of the issue;       Direct or indirect
                                                    and to affiliates of the          payments to
                                                            issuer                      others
                                                   --------------------------     --------------------
Construction of plant,
 building and facilities                                      ---                      $1,511,285

Purchase of real estate                                       ---                       2,880,592

Acquisition of
 Kensington
 Management Group,
 Inc. and affiliates                                          ---                       4,008,123
                                                   --------------------------     --------------------
                                                             $-0-                      $8,400,000
                                                   --------------------------     --------------------
                                                   --------------------------     --------------------

     The above disclosures represent a final report with respect to the use of proceeds from the Company's initial public offering in July 1996. The use of proceeds above do not represent a material change from the use of proceeds described in the Company's July 1996 prospectus.

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

Dated November 14, 1997


                                     KARRINGTON HEALTH, INC.
                                                    (Registrant)


                                     /s/  RICHARD R. SLAGER
                                     ---------------------------------
                                     Richard R. Slager
                                     Chief Executive Officer


                                     /s/ MARK N. MACE
                                     ---------------------------------
                                     Principal Accounting Officer

                          INDEX TO EXHIBITS


Exhibit Number      Description

27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.