Form 10-K405
period 1997-12-31
KARRINGTON HEALTH INC
filed 1998-03-31
CIK 1012710

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ______ to ______.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Shares of registrant's common shares, without par value, outstanding at March 13,1998 was 6,837,363. As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,887,000.

                    Documents Incorporated By Reference

The information required by Part I, Item 2 and Part II, Items 5(a), 6, 7 and 8, of Form 10K is incorporated herein by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1997. The information required by Part III of Form 10K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be held on May 12, 1998.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

     The Company develops, owns and operates licensed assisted living residences. Assisted living residences provide housing and care for elderly or frail individuals who, although generally ambulatory, need assistance with one or more activities of daily living, such as bathing, grooming, dressing, eating or personal hygiene.

     In 1990, Richard R. Slager, the Company's Chief Executive Officer, and the Company's former Chief Operating Officer and Chief Financial Officer, formed DevelopMed Associates, Inc., an Ohio corporation ("DMA"), for the purpose of developing an assisted living residence business. In 1991, DMA entered into a strategic alliance with JMAC, Inc. ("JMAC"), an investment company owned by John H. McConnell and John P. McConnell, the founder and the Chairman, respectively, of Worthington Industries, Inc., pursuant to which alliance DMA and JMAC Properties, Inc., an Ohio corporation ("JMAC Properties"), which is a wholly-owned subsidiary of JMAC, formed the Company's predecessor, Karrington Operating Company, an Ohio general partnership ("Karrington Operating"). Prior to the consummation of the reorganization transactions (as described below), JMAC Properties owned a two-thirds equity interest in Karrington Operating, and DMA owned a one-third equity interest.

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

     As of March 23, 1998, the Company has developed 46 residences in its target markets, 32 of which are open and 14 of which are under construction and scheduled to open in 1998. These 46 residences are located in Ohio, Pennsylvania, Illinois, Minnesota, North Dakota, Iowa, Indiana, Colorado, North Carolina, Michigan and New Mexico. As part of its nationwide expansion strategy, the Company has sites for an additional 20 residences under contract in these states, as well as in Alabama, Mississippi, Texas, Nebraska, Washington, California and Tennessee.

     Recognizing that not all seniors share the same acuity at various income levels, Karrington has created three standard models of residence, an evolution of the Company's original prototype mansion-style residence. While standardization to the three models will enable the Company to get its product to market faster, Karrington's commitment to its residents remains intact.

     Along with creating three standard models, the Company has branded, or named, its residential products to help build Karrington's national identity. Karrington's original mansion-style residence, now known as K1 or the Karrington model, was upgraded and enhanced in 1997. Located in established upper-income communities, the K1 is a 72-unit model that replaces the original 53-unit prototype.

     Karrington Place, or K2, is the Company's one-story, small-town solution to high-quality assisted living. Karrington Place offers residents of smaller and rural communities access to the skilled and caring professionals, unique products and services, and dignified environments that enable Karrington residents to age-in-place gracefully.

     The Company's third residential model is the outgrowth of Karrington's May 1997 acquisition of Kensington Management Group, Inc. of Golden Valley, Minnesota. Operating innovative Alzheimer's care communities, now known as Karrington Cottages or KC, the Company provides residential Alzheimer's care and other programs under the medical direction of geriatric and dementia specialists.

     The early 1998 completion of a nine-Cottage campus in Rochester, Minnesota will further Karrington's relationship with geriatric physicians of the world-famous Mayo Clinic. The Company expects to develop future Karrington Cottages in conjunction with other regional health care systems throughout the Midwest.

     With the addition of Karrington Cottages to the Company's product mix, management plans to broaden the way high-acuity care and assisted living in general are viewed by the health care industry and the public. Residential care for persons with Alzheimer's Disease and other forms of dementia will continue to be the focus of Karrington Cottages. In addition, some residential Cottages on each campus will be devoted to other physical and cognitive conditions, based on the needs or specialties of the regional health care providers associated with Karrington.

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

     In addition to its own development activities, the Company has entered into joint development relationships with health care providers, including Sisters of Charity Health Care Systems, Inc. ("SCHCS"), a not-for-profit corporation of which the sole member is Catholic Health Initiatives ("CHI"). CHI is a large, not-for-profit health organization formed by the recent consolidation of Catholic Health Corporation, SCHCS and Franciscan Health Systems. CHI operates 67 hospitals and 48 long-term care facilities in 22 states and has revenues of $4.7 billion. The Company and CHI currently intend to develop and operate assisted living residences with CHI's health care system. See "Relationship with CHI."

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

COST CONTAINMENT PRESSURES. Responding to rising health care costs, governmental and private pay or sources have adopted cost containment measures that have encouraged reduced lengths of stay in hospitals. A result of this trend is an increase in the number of individuals receiving nursing facility care as compared to hospitalization. That, in turn, causes nursing facility operators to focus on improving occupancy and increasing services to residents requiring high levels of nursing care. As the level of care for nursing facility residents rises and the supply of nursing facility space is filled by residents having more acute needs, the Company believes that there will be greater demand for assisted living residences to provide for residents requiring less nursing care than generally will be provided to residents in nursing facilities.

STRATEGY

     The principal components of the Company's strategy are to:

DEVELOP KARRINGTON MODEL RESIDENCES IN CURRENTLY-SERVED AND NEW COMMUNITIES. The Company's plans call for rapid development of the Karrington models in the communities it currently serves, as well as expansion into additional communities. The Company targets middle-to upper-income metropolitan markets which have well-established populations of persons 75 years of age and older. This development activity, in conjunction with the Company's relationship with CHI, is intended to result in regional concentrations of assisted living residences. The Company's ultimate objective is to develop a nationwide network of assisted living residences which will be utilized by managed care companies.

EXPAND JOINT DEVELOPMENT RELATIONSHIPS WITH MAJOR HEALTH CARE SYSTEMS ACROSS THE UNITED STATES. The Company believes that it will continue to benefit from its relationship with major health care systems, including CHI, pursuant to which the Company expects to develop and operate, and jointly own assisted living residences in communities where these providers or their affiliates have a major presence as a health care provider. In addition, the Company believes its relationship with CHI provides a significant source of referrals and the opportunity to leverage the Company's expertise by developing similar relationships with other large, primarily not-for-profit, health care systems throughout the country.

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

RELATIONSHIP WITH CHI

     In addition to its own residence development activities, the Company and Catholic Health Initiatives have entered into five joint venture agreements to develop, own and operate six assisted living residences, all of which are open at the end of 1997. The genesis of the CHI relationship was the joint development by the Company and SCHCS of Karrington of Oakwood, a 53-unit assisted living residence located in the Dayton, Ohio area which opened in November 1994. Following the success of the Karrington of Oakwood residence, the Company and CHI determined to expand their relationship and in 1995, entered into a letter of intent relating to the joint development of six additional projects over a three-year period. The first of the six projects consists of a 61-unit assisted living residence and an adjacent 28-unit Alzheimer's and cognitive disorder residence located in Albuquerque, New Mexico, which opened in October 1996. Three additional residences located in Cincinnati and Dayton, Ohio and Colorado Springs, Colorado opened in 1997.

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

     Residents generally pay a daily suite rental rate under a resident agreement which is renewable annually and cancelable with 30 days notice. The daily suite rental rate ranges from $34 to $137 per day, depending on unit size, location, number of occupants and level of care required. Approximately 70% of Karrington's residents live in private suites. While the Company's average basic daily suite rental rate is approximately $85, the wide range of rates offered by the Company allows the Company to accommodate persons of varying financial resources. Medication administration and various levels of extended care services, which depend on the degree of frailty, add to the basic care rate. Additional charges may be incurred for other services such as hair care and special diets. Currently, approximately 93% of all resident revenues are from private pay sources.

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

     The Company's Alzheimer's and other cognitive disorder programs are provided in each prototype residence on a designated "special care" floor or wing. The Company also develops residences designed specifically for Alzheimer's disease care. Trained staff provide special care programs for cognitively impaired residents, and each is charged additional daily fees for this added support. Programs include added assistance, stimulation, special activities, intervention and therapeutic programs that are developed and supported by physicians specializing in dementia care that consult with the Company.

STAFFING

     Each residence has an Administrator and a seven-person management team. This management team includes the Resident Care Director (who supervises all resident support staff and care plans), a Registered Nurse/Wellness Director (responsible for all wellness programs, as well as medication programs), the Director of Administration (responsible for general administrative duties) and the Marketing Director. The Activities Director, Chef and Environmental Services Director complete the management team. Residence management teams report to a Regional Director responsible for the operation of several residences. Regional directors provide support, oversight and mentoring to each residence's staff.

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

TRAINING AND QUALITY ASSURANCE

     The Company provides its personnel with an extensive and innovative training program. This training covers all aspects of Karrington's operation. At the end of a 90-day probationary period, each new employee is evaluated for permanent placement. Additionally, the Company has an extensive administrator-in-training ("AIT") program which provides classroom and on-the-job training to develop future Karrington administrators. The Company believes investment in the AIT program is vital to its continued growth, quality control and consistency of service delivery.

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

     The principal stages in the development process are (i) strategic market selection and assessment (ii) site selection and contract signing, (iii) zoning and site plan approval, (iv) architectural planning and design, (v) contractor selection and (vi) construction and licensure. Once a market has been identified, site selection and contract signing typically take three months. Zoning and site plan approval generally take three to nine months and are typically the most difficult step in the development process as a result of the Company's selection of sites in established communities which frequently require site rezoning. Architectural planning and design and contractor selection often occur during the zoning process but can prolong the start of construction. Residence construction generally takes 12 months. After a residence receives a certificate of occupancy and appropriate licenses, residents usually begin to move in immediately. The Company's experience indicates that new residences typically reach a stable level of occupancy of over 90% within 12 months, but there can be no assurance that these results will be achieved in new markets. The Company estimates that total capitalized cost to develop, construct and open a K1 or K2 Karrington model residence, including land acquisition and construction costs, ranges from approximately $5.0 million to $11.0 million, an average cost per unit of approximately $110,000. The cost of any particular residence may vary considerably based on a variety of site-specific factors.

     The Company's development activities are coordinated by its 18-person development staff, which has extensive real estate acquisition, design, engineering, zoning, general construction and project management experience. Architectural design and hands-on construction functions are usually contracted to experienced outside architects and contractors.

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

ARCHITECTURAL DESIGNS

     The K1 or Karrington model residence is a freestanding, mansion-style building with a designed capacity of 75 to 85 residents in any of a variety of exterior styles. The K1 prototype averages 72 units and approximately 50,000 square feet and is generally built on a 2.5 to 4 acre site. The K2 or Karrington Place model residence averages 48 units with a designed capacity of 61 residences. The KC or Karrington Cottage prototype model is 20 units with 36 beds. Approximately 45-50% of the buildings are devoted to common areas and amenities. The Company's three basic building plan designs provide it with flexibility in adapting the model to a particular site and local zoning requirements. The building is usually two or three stories of concrete and steel frame construction built to institutional health care standards but residential in appearance. The interior design promotes a home-like environment while permitting the effective provision of resident care programs and promoting resident independence.

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

     Recently, the Company opened its third stand-alone Alzheimer's care residence in Columbus, Ohio designed specifically for residents with Alzheimer's disease. The Karrington Cottage or KC model residences are constructed using a special design concept intended to provide the atmosphere and physical environment believed by the Company to be most effective in assisting residents in the later stages of Alzheimer's disease. The Company intends to develop additional KC models in many of the markets it enters.

     The architectural and interior design of the Karrington prototypes incorporate Karrington's philosophy of dedication to excellence in preserving and enhancing personal dignity, independence, individuality and quality of life. The Company believes that its residential environments accomplish other objectives as well, including: (i) lowering the stress and disruption of the resident and their family that occurs because of a move; (ii) providing a secure environment that is easily traveled by residents with a wide variety of ambulation disabilities; (iii) making available a comfortable home-like environment that welcomes visitation by family and friends; and (iv) supporting the Company's special activities programs that promote inter-generational activities and events to bring together elderly residents with younger persons in the community.

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

     Marketing activities begin during the development stage of a residence, after the Company has obtained site control, and continue with increased emphasis when an information center opens for a specific residence approximately six to nine months prior to opening.

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

     The Company currently is not a Medicare provider. Under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living residences maintain contracts with certain health care providers and practitioners, including pharmacies, visiting nurses, social service and home health organizations, through which health care providers make their health care products or services available to residents. Some of the services furnished by these contract parties may be covered by the Medicare programs.

COMPETITION

     The long-term care industry is highly competitive. The Company believes the assisted living sector of long-term care, in which it operates, will become even more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives such as home health care agencies, community-based service programs, retirement communities and convalescent centers, and other assisted living providers. The Company expects that, as the providers of assisted living services receive increased attention and the number of states providing reimbursement for assisted living rises, competition will intensify as a result of new market entrants. The Company also competes with skilled nursing facilities that provide long-term care services. In implementing its growth strategy the Company expects increased competition in its efforts to develop, construct and operate assisted living communities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company.

PROPRIETARY INFORMATION

     The Company is the registered owner of the service mark "Karrington Communities-Registered Trademark-." The Company believes this mark is of material importance to its business.

EMPLOYEES

     As of March 13, 1998, the Company had approximately 1,300 employees, including approximately 275 employed by the Company's joint ventures. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

     Information required by this Item 2 is contained on page 32 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending material legal proceedings involving the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                  PART  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     Information required by the first sentence of Item 5(a) is contained on page 30 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference. The remaining portion of Item 5(a) and Item 5(b) are not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

     Information required by this Item 6 is contained on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this Item 7 is contained on pages 14 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 is contained under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is contained under the captions "Executive Compensation" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of Shareholders and is incorporated herein by reference. Neither the report of the Compensation Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the annual meeting of Shareholders shall be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is contained under the caption "Beneficial Ownership of Company Securities" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is contained under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of Shareholders and is incorporated herein by reference.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)&(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See index to financial statements and financial statement schedules at page F-1.

   (3)     EXHIBITS

EXHIBIT NUMBER    DESCRIPTION                                       REFERENCE
--------------    -----------                                       ---------
2.1               Stock Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Kensington Cottages Corporation of
                  Minnesota and the individual shareholders
                  of Kensington Cottages Corporation of
                  Minnesota.                                            (2)

2.2               Agreement and Plan of Merger dated April
                  24, 1997 by and among Karrington Health,
                  Inc., Kensington Mergeco, Inc., Kensington
                  Management Group, Inc. and Jon D. Rappaport.          (2)

EXHIBIT NUMBER    DESCRIPTION                                       REFERENCE
--------------    -----------                                       ---------
2.3               Asset Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Buffalo Hills Residence and Jon D.
                  Rappaport.                                            (2)

2.4               Asset Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Centex-Kensington (Mankato I)
                  Partnership, Centex Senior Services
                  Corporation, Centex Life Solutions, Inc.,
                  Kensington Cottages Corporation of Mankato
                  and Jon D. Rappaport.                                 (2)

2.5               Asset Purchase agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Kensington Cottages Corporation of
                  North Dakota and the individual
                  shareholders of Kensington Cottages
                  Corporation of North Dakota.                          (2)

2.6               Asset Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Kensington Cottages Corporation of
                  Rochester and Jon D. Rappaport.                       (2)

2.7               Asset Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Kensington Cottages Corporation of
                  Iowa and the individual shareholders of
                  Kensington Cottages Corporation of Iowa.              (2)

2.8               Asset Purchase Agreement dated April 24,
                  1997 by and among Kensington Cottages
                  Corporation of America, Karrington Health,
                  Inc., Bismarck Investors, Kensington Living
                  Centers, Inc. and Jon D. Rappaport.                   (2)

3.1               Form of Amended Articles of Incorporation
                  of the Company                                        (1)

3.2               Form of Code of Regulations of the Company            (1)

10.1              1996 Incentive Stock Plan *                           (1)

10.4              Registration Rights Agreement dated May 8,
                  1996, by and among the Company and the
                  Investors (as defined therein)                        (1)

10.5              Reorganization Agreement dated May 8, 1996,
                  by and among the Company and the Investors
                  (as defined therein)                                  (1)

10.6              Letter of Intent Dated April 29, 1996, by
                  and between the Company and Sisters of
                  Charity Health Care Systems, Inc.                     (1)

13                Annual Report to Shareholders                         (3)

21                Subsidiaries of the Registrant                        (3)

23.1              Consent of Ernst & Young LLP                          (3)

24.1              Power of Attorney - Richard R. Slager                 (3)

24.2              Power of Attorney - Pete A. Klisares                  (3)

24.3              Power of Attorney - Thomas J. Klimback                (3)

24.4              Power of Attorney - Mark N. Mace                      (3)

24.5              Power of Attorney - Charles S. McCreary               (3)

24.6              Power of Attorney - John S. Christie                  (3)

24.7              Power of Attorney - Bernadine P. Healy                (3)

24.8              Power of Attorney - David H. Hoag                     (3)

24.9              Power of Attorney - John H. McConnell                 (3)

24.10             Power of Attorney - James V. Pickett                  (3)

EXHIBIT NUMBER    DESCRIPTION                                       REFERENCE
--------------    -----------                                       ---------
24.11             Power of Attorney - Harold A. Poling                  (3)

24.12             Power of Attorney - Michael H. Thomas                 (3)

24.13             Power of Attorney - Robert D. Walter                  (3)

27                Financial Data Schedule (4)                           (3)

---------------

     (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

     (2) Included as an exhibit by the same number in the Company's Form 8-K/A filed on May 21, 1997 and incorporated herein by reference.

     (3)  Filed herewith.

     (4)  No restated Financial Data Schedules are required to be filed.

      *   Management contract or compensatory plan or arrangement.


(b)       REPORTS ON FORM 8-K

     The Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 1997 (as amended May 21, 1997 and July 14, 1997) reported under Item 2, Acquisition or Disposition of Assets, the acquisition of Kensington Management Group, Inc. and affiliated entities ("Kensington"), including audited financial statements of Kensington for the years ended December 31, 1996 and 1995 and the unaudited financial statements for the three month period ended March 31, 1997 and proforma financial information.

(c)       EXHIBITS

     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see Item 14(a)(3).

(d)       FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules filed with this Annual Report on Form 10-K are attached hereto. For a list of such schedules, see Item 14(a)(2).

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Karrington Health, Inc.

                                        By: /s/ RICHARD R. SLAGER
                                            ----------------------
                                            Richard R. Slager
                                            Chairman of the Board

                                        Date: March 31, 1998

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                                 TITLE                                         DATE
               ---------                                                 -----                                         ----
/s/  RICHARD R. SLAGER                   Chairman of the Board and                                                March 31, 1998
-------------------------------          Chief Executive Officer (Principal Executive Officer)
Richard R. Slager

/s/  PETE A. KLISARES                   President, Chief Operating Officer and Director                          March 31, 1998
-------------------------------
Pete A. Klisares

/s/  THOMAS J. KLIMBACK                 Executive Vice President, Chief Financial Officer                        March 31, 1998
-------------------------------          (Principal Financial Officer)
Thomas J. Klimback

/s/  MARK N. MACE                       Senior Vice President, Finance and Treasurer                             March 31, 1998
-------------------------------          (Principal Accounting Officer)
Mark N. Mace

/s/  CHARLES H. MCCREARY                Secretary and Director                                                   March 31, 1998
-------------------------------
Charles H. McCreary

/s/  JOHN S. CHRISTIE                   Director                                                                 March 31, 1998
-------------------------------
John S. Christie

/s/ BERNADINE P. HEALY, M.D.            Director                                                                 March 31, 1998
-------------------------------
Bernadine P. Healy, M.D.

/s/ DAVID H. HOAG                       Director                                                                 March 31, 1998
-------------------------------
David H. Hoag

/s/ JOHN H. MCCONNELL                   Director                                                                 March 31, 1998
-------------------------------
John H. McConnell

/s/  JAMES V. PICKETT                   Director                                                                 March 31, 1998
-------------------------------
James V. Pickett

/s/  HAROLD A. POLING                   Director                                                                 March 31, 1998
-------------------------------
Harold A. Poling

/s/  MICHAEL H. THOMAS                  Director                                                                 March 31, 1998
-------------------------------
Michael H. Thomas

/s/  ROBERT D. WALTER                   Director                                                                 March 31, 1998
-------------------------------
Robert D. Walter

                         KARRINGTON HEALTH, INC.

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 14(a)(1) AND (2))


1.   DESCRIPTION OF FINANCIAL STATEMENTS

     The following are incorporated by reference                    PAGE(S) IN 1997
     in this Annual Report on Form 10-K                            ANNUAL REPORT TO
     for the year ended December 31, 1997                            SHAREHOLDERS
                                                                   ----------------
           Report of Independent Auditors                                 17
           Consolidated Balance Sheets                                    18
           Consolidated Statements of Operations                          19
           Consolidated Statements of Equity                              20
           Consolidated Statements of Cash Flows                          21
           Notes to Consolidated Financial Statements                   22-28



2.   FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE
                                                                   ----------------
     Schedule II - Valuation and Qualifying Accounts                      F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------
  COL. A                COL. B                COL. C              COL. D          COL. E
------------------------------------------------------------------------------------------
DESCRIPTION           BALANCE AT            ADDITIONS           DEDUCTIONS -    BALANCE AT
                      BEGINNING      ------------------------     DESCRIBE         END
                      OF PERIOD         (1)           (2)                       OF PERIOD
                                     CHARGED TO    CHARGED TO
                                     COSTS AND       OTHER
                                      EXPENSES     ACCOUNTS -
                                                   DESCRIBE
------------------------------------------------------------------------------------------
    Reserve for
Terminated Projects
-------------------
    Year Ended
-------------------
December 31, 1997     $       0       1,191,909         -      (1,161,909) (1)  $  30,000
                      ---------      ----------    ----------  ----------       ----------
                      ---------      ----------    ----------  ----------       ----------
December 31, 1996     $       0           -             -           -           $       0
                      ---------      ----------    ----------  ----------       ----------
                      ---------      ----------    ----------  ----------       ----------
December 31, 1995     $       0           -             -           -           $       0
                      ---------      ----------    ----------  ----------       ----------
                      ---------      ----------    ----------  ----------       ----------

---------------

(1) The deduction resulted from the Company's decision to abandon certain projects. At the time a project is abandoned, all previously capitalized costs are charged against the reserve.

                             KARRINGTON HEALTH, INC.
                                INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION                                           REFERENCE
--------------    -----------                                           ---------
 2.1              Stock Purchase Agreement dated April 24, 1997 by
                  and among Kensington Cottages Corporation of
                  America, Karrington Health, Inc., Kensington
                  Cottages Corporation of Minnesota and the
                  individual shareholders of Kensington Cottages
                  Corporation of Minnesota.                                 (2)

 2.2              Agreement and Plan of Merger dated April 24, 1997 by
                  and among Karrington Health, Inc., Kensington
                  Mergeco, Inc., Kensington Management Group, Inc. and
                  Jon D. Rappaport.                                         (2)

 2.3              Asset Purchase Agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Buffalo Hills Residence and
                  Jon D. Rappaport.                                         (2)

 2.4              Asset Purchase Agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Centex-Kensington (Mankato
                  I) Partnership, Centex Senior Services Corporation,
                  Centex Life Solutions, Inc., Kensington Cottages
                  Corporation of Mankato and Jon D. Rappaport.              (2)

 2.5              Asset Purchase agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Kensington Cottages Corporation
                  of North Dakota and the individual shareholders of
                  Kensington Cottages Corporation of North Dakota.          (2)

 2.6              Asset Purchase Agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Kensington Cottages
                  Corporation of Rochester and Jon D. Rappaport.            (2)

 2.7              Asset Purchase Agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Kensington Cottages
                  Corporation of Iowa and the individual shareholders
                  of Kensington Cottages Corporation of Iowa.               (2)

2.8               Asset Purchase Agreement dated April 24, 1997 by and
                  among Kensington Cottages Corporation of America,
                  Karrington Health, Inc., Bismarck Investors,
                  Kensington Living Centers, Inc. and Jon D.
                  Rappaport.                                                (2)

3.1               Form of Amended Articles of Incorporation of the
                  Company                                                   (1)

3.2               Form of Code of Regulations of the Company                (1)

10.1              1996 Incentive Stock Plan *                               (1)

10.4              Registration Rights Agreement dated May 8, 1996, by
                  and among the Company and the Investors (as defined
                  therein)                                                  (1)

10.5              Reorganization Agreement dated May 8, 1996, by and
                  among the Company and the Investors (as defined
                  therein)                                                  (1)

10.6              Letter of Intent Dated April 29, 1996, by and
                  between the Company and Sisters of Charity Health
                  Care Systems, Inc.                                        (1)

13                Annual Report to Shareholders                             (3)

EXHIBIT NUMBER    DESCRIPTION                                           REFERENCE
--------------    -----------                                           ---------
21                Subsidiaries of the Registrant                            (3)

23.1              Consent of Ernst & Young LLP                              (3)

24.1              Power of Attorney - Richard R. Slager                     (3)

24.2              Power of Attorney - Pete A. Klisares                      (3)

24.3              Power of Attorney - Thomas J. Klimback                    (3)

24.4              Power of Attorney - Mark N. Mace                          (3)

24.5              Power of Attorney - Charles S. McCreary                   (3)

24.6              Power of Attorney - John S. Christie                      (3)

24.7              Power of Attorney - Bernadine P. Healy                    (3)

24.8              Power of Attorney - David H. Hoag                         (3)

24.9              Power of Attorney - John H. McConnell                     (3)

24.10             Power of Attorney - James V. Pickett                      (3)

24.11             Power of Attorney - Harold A. Poling                      (3)

24.12             Power of Attorney - Michael H. Thomas                     (3)

24.13             Power of Attorney - Robert D. Walter                      (3)

27                Financial Data Schedule (4)                               (3)

---------------

     (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

     (2) Included as an exhibit by the same number in the Company's Form 8-K/A filed on May 21, 1997 and incorporated herein by reference.

     (3)  Filed herewith.

     (4)  No restated Financial Data Schedules are required to be filed.

      *   Management contract or compensatory plan or arrangement.