Form 10-Q
period 1998-03-31
KARRINGTON HEALTH INC
filed 1998-05-15
CIK 1012710

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                For the transition period from         to       .
                                              --------    ------

                         Commission file number 0-28656

                            KARRINGTON HEALTH, INC.
             (Exact name of registrant as specified in its charter)

                  OHIO                            31-1461482
      (State or other jurisdiction of            (IRS Employer
       incorporation or organization)         Identification No.)

                            919 OLD HENDERSON ROAD
                             COLUMBUS, OHIO  43220
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

    Shares of Registrant's common shares, without par value, outstanding at
                            May 13, 1998 was 6,837,363.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES
                                     INDEX





PART I.  FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
     Item 1.  Financial Statements

              Consolidated Balance Sheets. . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations
              Three Months Ended March 31, 1998 and 1997 . . . . . . . .    4

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997 . . . . . . . .    5

              Notes to Consolidated Financial Statements . . . . . . . .  6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . 9-12


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   13

              Signature Page . . . . . . . . . . . . . . . . . . . . . .   14



Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES


                          Consolidated Balance Sheets

                                    ASSETS

                                                                MARCH 31,         DECEMBER 31,
                                                                   1998               1997
                                                               (Unaudited)
                                                             --------------      --------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .       $        4,723      $    4,370,488
  Receivables:
    Trade. . . . . . . . . . . . . . . . . . . . . . .              652,845             482,597
    Due from REIT. . . . . . . . . . . . . . . . . . .            4,154,200           4,330,981
    Affiliates.. . . . . . . . . . . . . . . . . . . .            1,445,375             649,172
  Prepaid expenses . . . . . . . . . . . . . . . . . .              267,582             281,722
                                                             --------------      --------------
      Total current assets . . . . . . . . . . . . . .            6,524,725          10,114,960
Property and equipment - net . . . . . . . . . . . . .          128,839,975         115,983,043
Cost in excess of net assets acquired - net. . . . . .            8,175,306           8,231,073
Other assets - net . . . . . . . . . . . . . . . . . .            7,635,892           6,986,724
                                                             --------------      --------------

      Total assets . . . . . . . . . . . . . . . . . .       $  151,175,898      $  141,315,800
                                                             --------------      --------------
                                                             --------------      --------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities . . . . . .       $    2,921,951      $    2,535,969
  Construction payables. . . . . . . . . . . . . . . .            2,435,879           4,717,230
  Notes payable-banks. . . . . . . . . . . . . . . . .            6,991,510           6,000,000
  Payroll and related taxes. . . . . . . . . . . . . .              907,717           1,080,884
  Unearned resident fees . . . . . . . . . . . . . . .              976,216             861,266
  Interest payable . . . . . . . . . . . . . . . . . .              562,297             614,919
  Current portion of long-term obligations.. . . . . .              983,444             998,523
                                                             --------------      --------------
      Total current liabilities. . . . . . . . . . . .           15,779,014          16,808,791

Long-term obligations. . . . . . . . . . . . . . . . .          110,532,310          97,507,467
Deferred income taxes. . . . . . . . . . . . . . . . .              493,000             493,000
Minority interests.. . . . . . . . . . . . . . . . . .              652,000                   -
Shareholders' equity:
   Common shares . . . . . . . . . . . . . . . . . . .           33,484,712          33,484,712
   Accumulated deficit.. . . . . . . . . . . . . . . .           (9,765,138)         (6,978,170)
                                                             --------------      --------------
     Total shareholders' equity. . . . . . . . . . . .           23,719,574          26,506,542
                                                             --------------      --------------

      Total liabilities and shareholders' equity . . .       $  151,175,898      $  141,315,800
                                                             --------------      --------------
                                                             --------------      --------------



                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               --------------------------------
                                                                   1998                1997
                                                               ------------        ------------
Revenues:
  Residence operations . . . . . . . . . . . . . . . .         $  6,433,965        $  2,939,488
  Development and management fees. . . . . . . . . . .              266,645             194,152
                                                               ------------        ------------

      Total revenues . . . . . . . . . . . . . . . . .            6,700,610           3,133,640

Expenses:
  Residence operations . . . . . . . . . . . . . . . .            5,014,454           2,075,198
  General and administrative . . . . . . . . . . . . .            1,689,546             890,182
  Rent expense . . . . . . . . . . . . . . . . . . . .              160,879              47,592
  Depreciation and amortization. . . . . . . . . . . .            1,103,383             375,113
                                                               ------------        ------------
      Total expenses.. . . . . . . . . . . . . . . . .            7,968,262           3,388,085
                                                               ------------        ------------

Operating loss . . . . . . . . . . . . . . . . . . . .           (1,267,652)           (254,445)

Interest expense . . . . . . . . . . . . . . . . . . .           (1,346,842)           (148,990)
Interest income. . . . . . . . . . . . . . . . . . . .               39,365             155,060
Equity in net loss of unconsolidated entities. . . . .             (211,839)            (23,951)
                                                               ------------        ------------

Loss before income taxes . . . . . . . . . . . . . . .           (2,786,968)           (272,326)

Deferred income taxes. . . . . . . . . . . . . . . . .                    -             109,000
                                                               ------------        ------------

Net loss . . . . . . . . . . . . . . . . . . . . . . .         $ (2,786,968)       $   (163,326)
                                                               ------------        ------------
                                                               ------------        ------------

Net loss per common share-basic and diluted. . . . . .         $      (0.41)       $      (0.02)
Weighted average common shares outstanding . . . . . .            6,837,363           6,700,000





                               SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ---------------------------------
                                                                   1998                 1997
                                                              -------------         -----------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . .        $  (2,786,968)        $  (163,326)
Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization. . . . . . . . . . . .            1,103,383             375,113
  Provision for terminated projects. . . . . . . . . .              360,000                   -
  Deferred income taxes. . . . . . . . . . . . . . . .                    -            (109,000)
  Equity in net loss of unconsolidated entities. . . .              211,839              23,951
  Change in operating assets and liabilities:
     Accounts receivable.. . . . . . . . . . . . . . .               87,246            (143,695)
     Prepaid expenses. . . . . . . . . . . . . . . . .               14,140              30,664
     Accounts payable and accrued liabilities. . . . .              986,580              84,050
     Other liabilities . . . . . . . . . . . . . . . .              (92,919)           (186,439)
                                                              -------------         -----------
  Net cash used in operating activities. . . . . . . .             (116,699)            (88,682)

INVESTING ACTIVITIES
Purchase of property and equipment . . . . . . . . . .          (19,902,515)         (8,831,976)
Decrease (increase) in restricted cash balances. . . .             (944,077)            670,289
Payments of pre-opening costs. . . . . . . . . . . . .             (543,849)           (255,514)
Payments for organization costs and other. . . . . . .              (30,779)           (182,650)
                                                              -------------         -----------
  Net cash used in investing activities. . . . . . . .          (21,421,220)         (8,599,851)

FINANCING ACTIVITIES
Proceeds from notes payable. . . . . . . . . . . . . .              991,510           2,600,000
Proceeds from mortgages. . . . . . . . . . . . . . . .           15,622,967           1,893,574
Repayment of mortgages . . . . . . . . . . . . . . . .              (77,992)            (76,825)
Minority interests equity contributions. . . . . . . .              652,000                   -
Payment for financing fees . . . . . . . . . . . . . .              (16,326)            (20,918)
                                                              -------------         -----------
  Net cash provided by financing activities. . . . . .           17,172,159           4,395,831
                                                              -------------         -----------
Decrease in cash and cash equivalents. . . . . . . . .           (4,365,760)         (4,292,702)
Cash and cash equivalents at beginning of period . . .            4,370,483          12,283,185
                                                              -------------         -----------
Cash and cash equivalents at end of period . . . . . .        $       4,723         $ 7,990,483
                                                              -------------         -----------
                                                              -------------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest . . . . . . . . . . . . . . . .        $   2,311,076         $   941,077
                                                              -------------         -----------
                                                              -------------         -----------




                            SEE ACCOMPANYING NOTES.

                            KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE UNAUDITED THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1.   BASIS OF PRESENTATION

The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of only normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


2.   NET LOSS PER COMMON SHARE

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which eliminates the presentation of primary earnings per share (EPS) and requires the presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company was required to adopt Statement No. 128 for its year ended December 31, 1997.

The net loss per common share-basic and diluted for the three months ended March 31, 1998 and 1997 is computed based on the weighted average number of shares outstanding during each period as the effect of including any common share equivalents would be antidilutive. Common share equivalents are comprised of outstanding stock options.


3.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company and Catholic Health Initiatives ("CHI") have entered into joint venture agreements to develop, own and operate six assisted living residences in Ohio, New Mexico and Colorado. Each project is owned jointly by the Company and CHI, with the Company owning 20-50% of the equity of each venture. As of March 31, 1998, the Company has guaranteed $1 million of joint venture debt financing.

Effective January 1, 1998, the Company entered into a joint venture agreement with a local hospital to operate an assisted living residence in Findlay, Ohio which opened on December 31, 1997. The joint venture is owned 50% by the Company and is accounted for using the equity method of accounting.

As of March 31, 1998, seven residences were open and three other potential joint venture sites were under development. Three residences were open at March 31, 1997. Summarized unaudited income statement information of these joint ventures is presented below.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
Residence revenues                           $  2,289,765      $  1,069,255
Expenses:
  Operating expenses                            2,014,040           877,648
  Depreciation and amortization expense           505,758           194,542
  Interest expense                                549,039           189,795
                                             ------------      ------------
      Total expenses                            3,068,837         1,261,985
                                             ------------      ------------
Net loss                                     $   (779,072)     $   (192,730)
                                             ------------      ------------
                                             ------------      ------------




4.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

The outstanding balance of $1,991,510 on the Company's $3 million revolving credit agreement was repaid on April 1, 1998 at which time the agreement expired. In March 1997, the Company entered into a $5 million line of credit expiring May 1999. At March 31, 1998, there was $6,991,510 outstanding under these agreements.

The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). As of March 31, 1998, the Company has completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million.

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of March 31, 1998. The remaining funds will be disbursed in two phases at such time that the Rochester, Minnesota cottages achieve certain debt service coverage ratios.

In September 1997, the Company entered into a $7.5 million promissory note with JMAC, Inc., a 34% shareholder of the Company. Interest is payable monthly and accrues at a banks prime rate. The note expires on January 2, 2000. At March 31, 1998, $7.5 million was outstanding under this agreement.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of March 31, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million.

In January 1998, the Company entered into two additional construction mortgages totaling $13.6 million at a variable interest rate of LIBOR plus 2.75%

5.   SUBSEQUENT EVENTS

In April 1998, the Company sold four assisted living residences for approximately $23.3 million and leased them back under a 20-year leaseback agreement which includes two ten-year renewal options. The transaction resulted in a gain of approximately $8.8 million which will be deferred and amortized over the lease period. The proceeds of the transaction were used to repay mortgage debt of $15.6 million and short-term debt of $3.5 million. The balance of the proceeds will be used for future development activities and working capital needs.

In April 1998, the Company entered into a $4 million construction mortgage for the completion of five Karrington Cottages expiring on April 30, 1999. Interest is payable monthly and accrues at a rate of prime plus 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition contains forward-looking information that involves risks and uncertainties. The Company's actual results could differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, development activity and construction process risks, availability of financing for development or construction, government regulations, competition, and the challenge to manage rapid growth and business expansion.

OVERVIEW

The Company is an operator and owner of licensed, assisted living residences which provides quality, professional, personal and health-care services, including an emphasis on Alzheimer's care, for individuals needing assistance with activities of daily living. These activities include bathing, dressing, meal preparation, housekeeping, taking medications, transportation, and other activities that, because of the resident's condition, are difficult for residents to accomplish in an independent living setting. The Company offers its customers a dignified residential environment focused on quality of life. The Company also provides development, support and management services to its joint venture residences. As of March 31, 1998, the Company had 32 residences, including joint ventures, open in eight states with a capacity of approximately 1,700 residents and 14 additional residences under construction in six states with a capacity of over 900 residents.

The Company derives its revenues primarily from two sources: (i) resident fees for the delivery of basic assisted living care services (80% of total revenues in 1998) and (ii) extended and special needs care services and community fee revenue (16% of total revenues in 1998). Resident fees include revenue derived from basic assisted living care, community fees, extended and special needs care, Alzheimer's care and other sources. Community fees are one-time fees generally payable by a resident upon admission, and extended care and Alzheimer's care fees are paid by residents who require personal care in excess of services provided under the basic care program.

The following table sets forth certain information regarding Karrington residences as of March 31, 1998:


                                    COMPANY                       JOINTLY OWNED                           TOTAL
                                   RESIDENCES                       RESIDENCES                            SYSTEM
                         ------------------------------   -------------------------------      -----------------------------
                         RESIDENCES     UNITS     BEDS    RESIDENCES     UNITS       BEDS      RESIDENCES     UNITS    BEDS
Open                             25     1,025     1,256            7       369       438               32     1,394    1,694

Under Construction               14       749       919            -         -         -               14       749      919

In Development:
  Under Contract & Zoned         10       681       790            3       187       219               13       868    1,009
  Under Contract & In Zoning      4       285       332            -         -         -                4       285      332

RESULTS OF OPERATIONS

The following table sets forth certain data from the respective consolidated statements of operations as a percentage of total revenues:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                  1998              1997
                                               ----------        ----------
Total revenues                                     100.0 %           100.0 %
Expenses:
  Residence operations                              74.8              66.2
  General and administrative                        25.2              28.4
  Rent expense                                       2.4               1.5
  Depreciation and amortization                     16.5              12.0
                                               ----------        ----------
Total expenses                                     118.9             108.1
                                               ----------        ----------
Operating income (loss)                            (18.9)%            (8.1)%
                                               ----------        ----------
                                               ----------        ----------
End of period (a):
  Number of residences                                25                 7
  Number of units                                  1,025               369


          (a) Excludes residences jointly-owned by the Company accounted for by the equity method.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Total revenue increased $3.6 million, or 114%, to $6.7 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997 primarily due to the acquisition of Kensington Management Group, Inc. and affiliates ("Kensington") on April 30, 1997 ($2.2 million), the opening of new residences ($1.1 million) and the increased occupancy of residences in the fill-up phase in 1997.

Average occupancy for the four stabilized residences for the three months ended March 31, 1997 was 95%. For the three months ended March 31, 1998, the average occupancy for 16 stabilized residences was 91%, excluding an older 66-unit hotel conversion acquired in the Kensington transaction which averaged 67% for the quarter. Comparing the same stabilized residences in each quarter, average occupancy decreased from 95% to 91% or approximately 13 units over four residences. Currently, these 16 stabilized residences have increased occupancy from 91% to 92%. The Company defines stabilized residences as those residences (72 units or less) that have been operated by the Company for 12 months or more as of the beginning of the period presented or that have achieved occupancy of 95%.

Residence operating expenses increased $2.9 million, or 142%, to $5.0 million in the first quarter of 1998 from $2.1 million in the first quarter of 1997. As a percentage of residence operating revenues, residence operating expenses increased from 71% in the first quarter of 1997 to 78% in the first quarter of 1998. The increase in operating expenses as a percentage of operating revenues resulted from start-up losses associated with residences open less than one year and a decline in occupancy percentages of stable residence as discussed above.

General and administrative expenses increased $.8 million, or 90%, to $1.7 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997 primarily due to increased headcount and associated payroll, including the acquisition of Kensington, of $0.3 million and a provision for terminated projects of $0.4 million. The Company expects that the rate of increase in its general and administrative expenses will decrease as corporate overhead was front loaded for 1998 expansion. In addition, the Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from the Company's forward home expansion.

Rent expense increased $113,000, or 238%, to $161,000 in the first quarter of 1998 due to the opening of three leased residences in the first quarter of 1998, the Company's first leased homes.

Depreciation and amortization increased $0.7 million, or 194%, to $1.1 million in the first quarter of 1998 from $0.4 million in the first quarter of 1997 primarily due to the opening of new residences ($0.5 million) and the acquisition of Kensington.

Interest expense increased $1.2 million, or 804%, to $1.3 in the first quarter of 1998 from $0.1 million in the first quarter of 1997 primarily due to the opening of new residences ($0.4 million), the acquisition of Kensington ($0.6 million) and the increased use of the Company's lines of credit.

The equity in net loss of unconsolidated entities increased due to four joint venture residences in the fill-up phase during the first quarter of 1998 compared to no joint venture residences in the fill-up phase during the first quarter of 1997.

No deferred tax benefit was recorded in the first quarter of 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its initial growth through a combination of mortgage financing, sale/leasebacks, a development bond, subordinated borrowings from JMAC and its affiliates, equity contributions and proceeds from the initial public offering in 1996. The Company's mortgage and construction mortgage financings mature in the next one to thirteen years, bear interest at various fixed and fluctuating rates and are secured by substantially all of the assets of the Company. The Company expects to refinance such amounts as they mature.

The Company has entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for one existing and approximately 13 new residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). As of March 31, 1998, the Company has completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million.

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of March 31, 1998.
The remaining funds will be disbursed in two phases ($1.8 million and $5.9 million) at such time that certain Rochester, Minnesota cottage homes achieve certain debt service coverage ratios.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of March 31, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million.

As of March 31, 1998, the Company had two lines of credit totaling $8.0 million of which $7.0 million was outstanding. On April 1, 1998, the outstanding balance on a $3.0 million line of credit was repaid at which time the agreement expired.

For the three months ended March 31, 1998 and 1997, net cash flows used by operating activities were $117,000 and $89,000 respectively. The Company used $21.4 million and $8.6 million, respectively, primarily to fund residence development and received $17.2 million and $4.4 million, respectively, in cash from financing activities. At March 31, 1998, the Company had restricted cash of approximately $1.7 million recorded in other assets on the consolidated balance sheet.

In 1998 and 1999, the Company plans to open approximately 40 new Company and jointly-owned residences. To date, the Company has opened 11 of these residences, has 8 residences under construction, has obtained zoning approval for an additional 13 residences and has entered into contracts to purchase 4 additional sites. The Company has been, and will continue to be, dependent on third-party financing for its acquisition and development program. The Company estimates that newly developed residences will generally range in cost from $5.0 to $11.0 million, with the development cycle taking up to 24 months from site identification and zoning to construction and to residence opening. There can be no assurance that financing for the Company's development program will be available to the Company on acceptable terms, if at all. Moreover, to the extent the Company opens properties that do not generate positive cash flow, the Company may be required to seek additional capital for working capital and liquidity purposes.

Additional financing will be required to develop and construct residences opening in 1999 and beyond and to refinance certain existing indebtedness.
As of March 31, 1998, the Company had unused commitments of approximately $35 million from existing debt and lease agreements. In April 1998, the Company completed a sale/leaseback transaction for four residences generating approximately $8 million in net proceeds after associated mortgage repayment. The Company is currently evaluating and negotiating with various lenders with respect to traditional mortgages, sale/leaseback transactions and other forms of off-balance sheet financing and expects to complete a sale/leaseback transaction for two additional residences in late May or June 1998. The Company has existing financing in place in the form of loans or leases for the 8 residences currently under construction and expected to open in 1998.

The Company believes its existing financing commitments, together with additional anticipated financing, will be sufficient to fund its development, construction and working capital needs through 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management has not completed its review of SOP 98-5 and therefore has not decided whether it will apply the provisions of the SOP prior to 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs (for example $1.3 million at January 1, 1998) and expense all such items as incurred on a prospective basis.

II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

    Exhibit Number                Description
    --------------                -----------
          27                      Financial Data Schedule, which is submitted
                                  electronically to the Securities and Exchange
                                  Commission for information only and not
                                  filed.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the three month period ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 1998


KARRINGTON HEALTH, INC.
(Registrant)




/s/  RICHARD R. SLAGER
---------------------------------
Richard R. Slager
Chief Executive Officer




/s/ THOMAS J. KLIMBACK
---------------------------------
Thomas J. Klimback
Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit Number                Description
--------------                -----------
           27                 Financial Data Schedule, which is submitted
                              electronically to the Securities and Exchange
                              Commission for information only.