Form 10-Q
period 1998-06-30
KARRINGTON HEALTH INC
filed 1998-08-14
CIK 1012710

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended June 30, 1998


                                       OR


    / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


                       For the transition period from     to      .
                                                     -----   -----

                         Commission file number 0-28656


                             KARRINGTON HEALTH, INC.
             (Exact name of registrant as specified in its charter)


                        OHIO                            31-1461482
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

                                             Yes    X      No
                                                --------      --------

     Shares of Registrant's common shares, without par value, outstanding at August 11, 1998 was 6,837,363.

------------------------------------------------------------------------------

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES
                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
      Item 1. Financial Statements

               Consolidated Balance Sheets......................................3

               Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1998 and 1997................4

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997..........................5

               Notes to Consolidated Financial Statements.....................6-8

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................9-14

PART II.  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.............15

      Item 6.  Exhibits and Reports on Form 8-K................................15

               Signature Page..................................................16

Note: Item 3 of Part I and Items 1 through 3 and 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            JUNE 30,            DECEMBER 31,
                                                              1998                  1997
                                                          (UNAUDITED)
                                                        ---------------      -----------------
Current assets:
  Cash and cash equivalents ....................        $   1,161,282         $   4,370,488
  Receivables:
    Trade ......................................              897,128               482,597
    Due from REIT ..............................            7,831,096             4,330,981
    Affiliates .................................              379,090               649,172
  Prepaid expenses .............................              511,549               281,722
                                                        ---------------      -----------------
      Total current assets .....................           10,780,145            10,114,960
Property and equipment - net ...................          110,102,461           115,983,043
Cost in excess of net assets acquired - net ....            8,184,174             8,231,073
Other assets - net .............................           10,782,557             6,986,724
                                                        ---------------      -----------------
      Total assets .............................        $ 139,849,337         $ 141,315,800
                                                        ---------------      -----------------
                                                        ---------------      -----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .....        $   3,214,270         $   2,535,969
  Construction payables ........................            6,609,963             4,717,230
  Notes payable-banks ..........................            5,000,000             6,000,000
  Payroll and related taxes ....................            1,228,807             1,080,884
  Unearned resident fees .......................            1,037,736               861,266
  Interest payable .............................              481,065               614,919
  Current portion of long-term obligations .....              392,207               998,523
                                                        ---------------      -----------------
      Total current liabilities ................           17,964,048            16,808,791

Long-term obligations ..........................          100,076,429            97,507,467
Deferred income taxes ..........................              493,000               493,000
Minority interests .............................              652,000                   -
Shareholders' equity:
   Common shares ...............................           33,484,712            33,484,712
   Accumulated deficit .........................          (12,820,852)           (6,978,170)
                                                        ---------------      -----------------
     Total shareholders' equity ................           20,663,860            26,506,542
                                                        ---------------      -----------------
     Total liabilities and shareholders' equity.        $ 139,849,337         $ 141,315,800
                                                        ---------------      -----------------
                                                        ---------------      -----------------

                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                     --------------------------------       ---------------------------------
                                                         1998                1997                1998                 1997
                                                     -------------      -------------       ---------------      ------------
Revenues:
  Residence operations ......................        $ 7,534,415         $ 4,230,302         $ 13,968,380         $ 7,169,790
  Development and management fees ...........            178,518             341,966              445,163             536,118
                                                     -------------      -------------       ---------------      ------------
      Total revenues ........................          7,712,933           4,572,268           14,413,543           7,705,908
Expenses:
  Residence operations ......................          5,954,133           3,098,597           10,968,587           5,173,795
  General and administrative ................          1,475,380             924,701            3,164,926           1,814,883
  Rent expense ..............................            884,216              51,939            1,045,095              99,531
  Depreciation and amortization .............          1,134,747             606,367            2,238,130             981,480
                                                     -------------      -------------       ---------------      ------------
      Total expenses ........................          9,448,476           4,681,604           17,416,738           8,069,689
                                                     -------------      -------------       ---------------      ------------
Operating loss ..............................         (1,735,543)           (109,336)          (3,003,195)           (363,781)

Interest expense ............................         (1,309,416)           (588,504)          (2,656,258)           (737,494)
Interest income .............................            117,753             118,289              157,118             273,349
Equity in net loss of unconsolidated entities           (128,507)            (19,223)            (340,346)            (43,174)
                                                     -------------      -------------       ---------------      ------------
Loss before income taxes ....................         (3,055,713)           (598,774)          (5,842,681)           (871,100)

Deferred income taxes .......................                -                35,000                  -               144,000
                                                     -------------      -------------       ---------------      ------------
Net loss ....................................        $(3,055,713)        $  (563,774)        $ (5,842,681)        $  (727,100)
                                                     -------------      -------------       ---------------      ------------
                                                     -------------      -------------       ---------------      ------------
Net loss per common share-basic and diluted          $     (0.45)        $     (0.08)        $      (0.85)        $     (0.11)
Weighted average common shares outstanding             6,837,400           6,792,000            6,837,400           6,746,000

                             See accompanying notes.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                            -------------------------------------
                                                                  1998                 1997
                                                            ----------------     ----------------
OPERATING ACTIVITIES
Net loss ............................................        $ (5,842,681)        $   (727,100)
Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization .....................           2,238,130              981,480
  Provision for terminated projects .................             675,000                  -
  Deferred income taxes .............................                 -               (144,000)
  Equity in net loss of unconsolidated entities .....             340,346               43,174
  Change in operating assets and liabilities:
     Accounts receivable ............................            (366,687)            (812,598)
     Prepaid expenses ...............................            (229,827)              (8,015)
     Accounts payable and accrued liabilities .......           1,278,903              912,351
     Other liabilities ..............................             208,459              575,662
                                                            ----------------     ----------------
  Net cash (used in) provided by operating activities          (1,698,357)             820,954

INVESTING ACTIVITIES
Purchase of property and equipment ..................         (29,434,259)         (20,874,145)
Proceeds from sale of property and equipment ........          30,895,125                  -
Decrease (increase) in restricted cash balances .....            (485,750)             680,984
Payments of pre-opening costs .......................          (1,537,420)            (548,678)
Payments for organization costs and other ...........             (39,908)             (92,580)
Acquisition of Kensington-net of cash acquired ......                 -             (2,785,468)
                                                            ----------------     ----------------
  Net cash used in investing activities .............            (602,212)         (23,619,887)

FINANCING ACTIVITIES
Proceeds from (repayment of) notes payable ..........          (1,000,000)           8,915,794
Proceeds from mortgages .............................          26,400,571            7,718,244
Repayment of mortgages ..............................         (26,533,953)            (141,856)
Minority interests equity contributions .............             652,000                  -
Payment for financing fees ..........................            (427,255)             (54,754)
Distributions from unconsolidated entity ............                 -                225,000
                                                            ----------------     ----------------
  Net cash (used in) provided by financing activities            (908,637)          16,662,428
                                                            ----------------     ----------------
Decrease in cash and cash equivalents ...............          (3,209,206)          (6,136,505)
Cash and cash equivalents at beginning of period ....           4,370,488           12,283,185
                                                            ----------------     ----------------
Cash and cash equivalents at end of period ..........        $  1,161,282         $  6,146,680
                                                            ----------------     ----------------
                                                            ----------------     ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ..............................        $  2,590,165         $  1,776,818
                                                            ----------------     ----------------
                                                            ----------------     ----------------

                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE UNAUDITED THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

1.   BASIS OF PRESENTATION

The consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2.   NET LOSS PER COMMON SHARE

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," which eliminates the presentation of primary earnings per share (EPS) and requires the presentation of basic EPS, the principal difference being that common stock equivalents are not considered in the computation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company was required to adopt Statement No. 128 for its year ended December 31, 1997.

The net loss per common share-basic and diluted for the three and six months ended June 30, 1998 and 1997 is computed based on the weighted average number of shares outstanding during each period as the effect of including any common share equivalents would be antidilutive. Common share equivalents are comprised of outstanding stock options.

3.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company and Catholic Health Initiatives ("CHI") have entered into joint venture agreements to develop, own and operate six assisted living residences in Ohio, New Mexico and Colorado. Each project is owned jointly by the Company and CHI, with the Company owning 20-50% of the equity of each venture. As of June 30, 1998, the Company has guaranteed $1 million of joint venture debt financing.

Effective January 1, 1998, the Company entered into a joint venture agreement with a local hospital to operate an assisted living residence in Findlay, Ohio, which opened on December 31, 1997. The joint venture is owned 50% by the Company and is accounted for using the equity method of accounting.

As of June 30, 1998, seven joint venture residences were open and three other potential joint venture sites were under development. Three joint venture residences were open at June 30, 1997. Summarized unaudited income statement information of these joint ventures is presented below.

                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           JUNE 30,                                JUNE 30,
                                               ----------------------------------     ---------------------------------
                                                   1998                1997                1998                1997
                                               --------------      ------------       -------------      --------------

Residence revenues                             $ 2,664,154         $ 1,112,895         $ 4,953,919        $  2,182,150
Expenses:
  Operating expenses                             2,012,567             912,633           4,012,267           1,790,281
  Depreciation and amortization expense            518,467             195,592           1,024,225             390,134
  Interest expense                                 588,041             171,305           1,137,080             361,100
                                               --------------      ------------       -------------      --------------
      Total expenses                             3,119,075           1,279,530           6,173,572           2,541,515
                                               --------------      ------------       -------------      --------------
Net loss                                       $  (454,921)        $  (166,635)        $(1,219,653)       $   (359,365)
                                               --------------      ------------       -------------      --------------
                                               --------------      ------------       -------------      --------------

4.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

In March 1997, the Company entered into a $5 million line of credit expiring May 1999. At June 30, 1998, there was $5 million outstanding under this agreement.

The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for approximately 14 residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). As of June 30, 1998, the Company has completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million.

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of June 30, 1998. The remaining funds will be received in two phases prior to April 30, 1999, subject to certain Rochester, Minnesota cottages achieving specified debt service coverage ratios.

In September 1997, the Company entered into a $7.5 million promissory note with JMAC, Inc. (JMAC), a 34% shareholder of the Company. Interest is payable monthly and accrues at a bank=s prime rate. The note expires on January 2, 2000. At June 30, 1998, $7.5 million was outstanding under this agreement.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of June 30, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million.

In April 1998, the Company sold four assisted living residences for approximately $23.3 million and leased them back under a 20-year master lease agreement which includes two ten-year renewal options. The transaction resulted in a gain of approximately $8.8 million, which was deferred and will be amortized over the initial lease period. The proceeds of the transaction were used to repay mortgage debt of $15.6 million and short-term debt of $3.5 million. The balance of the proceeds will be used for future development activities and working capital needs.

In May and June 1998, the Company sold an additional two assisted living residences for $16.1 million and leased them back under the same 20-year master lease agreement as the residences sold in April. All six home leases will be co-terminus and option periods must be exercised for all or none of the residences. These two residences opened shortly after completion of the sale-leaseback transaction. The transactions resulted in a gain of approximately $600,000, which was deferred and will be amortized over the lease period. The proceeds of the transaction were used to repay mortgage debt of $10.6 million. The balance of the proceeds will be used to pay retainage and project start-up losses, and general working capital needs. Approximately $2.4 million of the net proceeds was received subsequent to June 30, 1998 and accordingly was recorded as a receivable as of June 30, 1998.

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

OVERVIEW

The Company is an operator and owner of licensed, assisted living residences which provides quality, professional, personal and health-care services, including an emphasis on Alzheimer's care, for individuals needing assistance with activities of daily living. These activities include bathing, dressing, meal preparation, housekeeping, taking medications, transportation, and other activities that, because of the resident's condition, are difficult for residents to accomplish in an independent living setting. The Company offers its customers a dignified residential environment focused on quality of life. The Company also provides development, support and management services to its joint venture residences. As of June 30, 1998, the Company had 36 residences, including joint ventures, open in nine states with a capacity of approximately 1,970 residents and 10 additional residences under construction
(6) or completed and being readied for occupancy (4) in six states with a capacity of 655 residents.

The Company derives its revenues primarily from two sources: (i) resident fees for the delivery of basic assisted living care services (80% of total revenues in 1998) and (ii) resident fees for extended and special needs care services and community fee revenue (17% of total revenues in 1998). Resident fees include revenue derived from basic assisted living care, community fees, extended and special needs care, Alzheimer's care and other sources. Community fees are one-time fees generally payable by a resident upon admission, and extended care and Alzheimer's care fees are paid by residents who require personal care in excess of services provided under the basic care program.

The following table sets forth certain information regarding Karrington residences as of June 30, 1998:


                                       COMPANY                 JOINTLY OWNED                 TOTAL
                                      RESIDENCES                 RESIDENCES                  SYSTEM
                              -------------------------   ------------------------   -------------------------
                              RESIDENCES   UNITS  BEDS    RESIDENCES  UNITS   BEDS   RESIDENCES  UNITS   BEDS

Open                                29     1,242  1,528     7          369    438      36        1,611   1,966

Under Construction                  10       526    655     -            -      -      10          526     655

In Development:
  Under Contract & Zoned             8       539    622     1           67     75       9          606     697
  Under Contract & In Zoning         2       165    188     -            -      -       2          165     188

RESULTS OF OPERATIONS

The following table sets forth certain data from the respective consolidated statements of operations as a percentage of total revenues:


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                   --------------------   --------------------
                                     1998       1997         1998        1997
                                   ---------   --------   ---------  ---------

Total revenues                         100.0%     100.0%      100.0%     100.0%
Expenses:
  Residence operations                  77.2       67.8        76.1       67.1
  General and administrative            19.1       20.2        22.0       23.6
  Rent expense                          11.5        1.1         7.3        1.3
  Depreciation and amortization         14.7       13.3        15.4       12.7
                                   ---------   --------   ---------  ---------
Total expenses                         122.5      102.4       120.8      104.7
                                   ---------   --------   ---------  ---------
Operating income (loss)                (22.5)%     (2.4)%     (20.8)%     (4.7)%
                                   ---------   --------   ---------  ---------
                                   ---------   --------   ---------  ---------
End of period (a):
  Number of residences                    29         15          29         15
  Number of units                      1,242        593       1,242        593

     (a) Excludes residences jointly owned by the Company accounted for by the equity method.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Total revenue increased $3.1 million, or 69%, to $7.7 million in the second quarter of 1998 from $4.6 million in the second quarter of 1997 primarily due to the opening of new residences ($2.3 million), the acquisition of Kensington Management Group, Inc. and affiliates ("Kensington") on April 30, 1997 ($0.6 million) and the increased occupancy of residences in the fill-up phase in 1997.

Average occupancy for the 13 stabilized residences for the three months ended June 30, 1997 was 93%. For the three months ended June 30, 1998, the average occupancy for 17 stabilized residences was 84%. Excluding an older 66-unit hotel conversion acquired in the Kensington transaction which averaged 70% occupancy and one Indianapolis location opened in March 1997 which averaged 43% occupancy, the remaining 15 stable residences averaged 91% occupancy for the second quarter. Comparing the same 13 stabilized residences in each quarter, average occupancy decreased from 93% to 88% or approximately 24 occupied units over 13 residences. The Company defines stabilized residences as those residences (72 units or less) that have been operated by the Company for 12 months or more as of the beginning of the period presented or that has achieved occupancy of 95%.

Residence operating expenses increased $2.9 million, or 92%, to $6.0 million in the second quarter of 1998 from $3.1 million in the second quarter of 1997. As a percentage of residence operating revenues, residence operating expenses increased from 73% in the second quarter of 1997 to 79% in the second quarter of 1998 which resulted in a residence net operating income margin (NOI) of 27% in 1997 and 21% in 1998. The decrease in NOI resulted from start-up losses associated with residences open less than one year and in the fill-up period. (12 residences in 1998 vs. 2 residences in 1997)

General and administrative expenses increased $0.6 million, or 60%, to $1.5 million in the second quarter of 1998 from $0.9 million in the second quarter of 1997. This increase was primarily due to a provision for terminated projects of $0.3 million (largely due to the abandonment of one site) and an increase in uncapitalized construction and development costs of $0.2 million. The Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from an increase in the number of open residences.

Rent expense increased $0.8 million to $0.9 million in the second quarter of 1998 due to the opening of three leased residences in the first quarter of 1998 and six residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

Depreciation and amortization increased $0.5 million, or 87%, to $1.1 million in the second quarter of 1998 from $0.6 million in the second quarter of 1997 primarily due to the opening of new residences ($0.7 million) offset by lower depreciation and amortization resulting from six residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

Interest expense increased $0.7 million, or 122%, to $1.3 million in the second quarter of 1998 from $0.6 million in the second quarter of 1997 primarily due to the opening of new residences ($0.5 million), the acquisition of Kensington ($0.2 million) and the increased use of the Company's line of credit, offset by lower interest expense resulting from six residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

The equity in net loss of unconsolidated entities increased due to four joint venture residences in the fill-up phase during the second quarter of 1998 compared to no joint venture residences in the fill-up phase during the second quarter of 1997.

No deferred tax benefit was recorded in the second quarter of 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Total revenue increased $6.7 million, or 87%, to $14.4 million in the first six months of 1998 from $7.7 million in the first six months of 1997 primarily due to the opening of new residences ($3.7 million), the acquisition of Kensington ($2.2 million) and the increased occupancy of residences in the fill-up phase in 1997.

Average occupancy for the 12 stabilized residences for the six months of 1997 was 93%. For the six months ended June 30, 1998, the average occupancy for 16 stabilized residences was 90%. Excluding an older 66-unit hotel conversion acquired in the Kensington transaction which averaged 71% for the first six months of 1998, the remaining 15 stabilized residences averaged 91% occupancy.

Residence operating expenses increased $5.8 million, or 112%, to $11.0 million in the first six months of 1998 from $5.2 million in the first six months of 1997. As a percentage of residence operating revenues, residence operating expenses increased from 72% in the first six months of 1997 to 79% in the first six months of 1998 which resulted in a residence NOI of 28% in 1997 and 21% in 1998. The decrease in NOI resulted from start-up losses associated with residences open less than one year and in the fill-up period. (13 residences in 1998 vs. 3 residences in 1997)

General and administrative expenses increased $1.4 million, or 74%, to $3.2 million in the first six months of 1998 from $1.8 million in the first six months of 1997, primarily due to an increase in the number of employees and associated payroll, including the acquisition of Kensington, which was $0.3 million, a provision for terminated projects of $0.7 million (largely due to the abandonment of one site and the potential sale of two additional sites) and an increase in uncapitalized construction and development costs of $0.2 million. The Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from the Company's forward home expansion.

Rent expense increased $0.9 million to $1.0 million in the first six months of 1998 due to the opening of three leased residences in the first quarter of 1998 and six residences sold pursuant sale-leaseback transactions in the second quarter of 1998.

Depreciation and amortization increased $1.2 million, or 128%, to $2.2 million in the first six months of 1998 from $1.0 million in the first six months of 1997 primarily due to the opening of new residences ($1.2 million) and the acquisition of Kensington, offset by lower depreciation and amortization resulting from six residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

Interest expense increased $2.0 million, or 260%, to $2.7 in the first six months of 1998 from $0.7 million in the first six months of 1997 primarily due to the opening of new residences ($1.0 million). The acquisition of Kensington ($0.6 million) and the increased use of the Company's lines of credit, offset by lower interest expense resulting from six residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

The equity in net loss of unconsolidated entities increased due to four joint venture residences in the fill-up phase during the first six months of 1998 compared to no joint venture residences in the fill-up phase during the first six months of 1997.

No deferred tax benefit was recorded in the first six months of 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its initial growth through a combination of mortgage financing, sale/leasebacks, a development bond, subordinated borrowings from JMAC and its affiliates, bank lines-of-credit, equity contributions and proceeds from the initial public offering in 1996. The Company's mortgage and construction mortgage financings mature in the next one to thirteen years, bear interest at various fixed and fluctuating rates and are secured by substantially all of the assets of the Company. The Company expects to refinance such amounts as they mature.

The Company has entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large health care REIT). Under the letters, MMI is to provide up to approximately $100 million in financing for approximately 14 residences, subject to various terms and conditions. The financings, which may be mortgage or lease financings, are to be entered into on a residence-by-residence basis, and are to be for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). As of June 30, 1998, the Company has completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million.

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of June 30, 1998. The remaining funds will be received in two phases prior to April 30, 1999, subject to certain Rochester, Minnesota cottage homes achieving specified debt service coverage ratios.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of June 30, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million.

As of June 30, 1998, the Company had a line of credit totaling $5.0 million of which $5.0 million was outstanding and had restricted cash of approximately $1.6 million recorded in other assets on the consolidated balance sheet.

In 1998 and 1999, the Company plans to open approximately 28 new Company and jointly owned residences. The 28 planned openings does not include any cottage homes beyond the 5 cottages open or completed and ready to open on the Rochester, Minnesota campus. The Company is currently evaluating potential and existing relationships with hospitals and clinics in order to evaluate additional alternative, broader uses of its cottage model. As a result of these evaluations, the Company's final plan for 1999 cottages will be announced at a later date. To date, the Company has opened 9 of these residences, has 4 cottage homes completed and being readied to open, has 6 residences under construction, has obtained zoning approval for an additional 9 residences and has entered into contracts to purchase 2 additional sites. The Company has been, and will continue to be, dependent on third party financing for its acquisition and development program. The Company estimates that newly developed residences will generally range in cost from $5.0 to $11.0 million, with the development cycle taking up to 24 months from site identification and zoning through construction and residence opening. There can be no assurance that financing for the Company's development program will be available to the Company on acceptable terms, if at all. Moreover, to the extent the Company opens properties that do not generate positive cash flow, the Company may be required to seek additional capital for working capital and liquidity purposes.

Additional financing will be required to develop and construct residences opening in 1999 and beyond and to refinance certain existing indebtedness. As of June 30, 1998, the Company had unused commitments of approximately $35 million from existing debt and lease agreements. In the second quarter 1998, the Company completed sale/leaseback transactions for six residences generating approximately $13 million in net proceeds after associated mortgage repayment. The Company is currently evaluating and negotiating with various lenders with respect to traditional mortgages, sale/leaseback transactions and other forms of off-balance sheet financing. The Company has existing financing in place in the form of loans or leases for the 10 residences which are currently completed and ready to open or under construction.

The Company has an availability of funds for working capital related to home project financing already in place. At this time, the Company expects to draw on 11 home project mortgage and lease financings to support the Company's working capital needs in the third and fourth quarters of 1998. In addition, the Company has entered into two sale agreements to sell two parcels of land in California for a total of $3.5 million to a major West Coast assisted living operator. The land sales are contingent on normal due diligence review procedures which must be completed on or before October 2, 1998. The net proceeds to the Company are estimated at $2.5 million after paying off a related note payable of approximately $1.0 million. The net proceeds are expected to provide additional funds to support the Company's working capital needs through the balance of 1998.

The Company does not presently have financing commitments in place for future home project development. The Company has about $9 million invested in nine home projects staged for a construction start during 1998 that is now awaiting construction or lease financing. Investments in future projects will be limited until future financing commitments are obtained.

The Company believes its existing financing commitments, together with additional anticipated financing, will be sufficient to fund its development, construction and working capital needs through 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management believes it will apply the provisions of the SOP in 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs (for example, $1.3 million at January 1, 1998) and expense all such items as incurred on a prospective basis.

IMPACT OF YEAR 2000

The Company has completed its review of the impact of the Y2K issue on its information and financial systems and is in the process of spending about $700,000 to upgrade hardware and software to be Year 2000 compliant. The Company is implementing a Year 2000 compliant home administrative information system which will provide better and faster information, particularly regarding resident history, service needs, and associated billing. This upgrade and implementation is expected to be completed beginning in the fourth quarter of 1998 through the second quarter of 1999 and will be financed from working capital.


The Company is in the process of its review of all mechanical equipment (i.e., telephone systems, elevators, security systems, HVAC systems, vehicles, etc.) which shall be completed by the end of the third quarter of 1998. The Company believes its review is approximately 50% complete and to-date has not identified any problems or issues which would require a significant investment of time or capital.

The above effort should provide the Company with an internal solution to the Y2K issue, but the Company remains cautious and continues to review external issues that may impact the business or flow of funds. The Company's payroll is processed by an independent third party that has assured the Company it will be Year 2000 compliant. The Company will make contingent plans to resort to manual operations if certain external interfaces fail. The Company is continuing its review of Y2K issues.

II.  OTHER INFORMATION

Items 1 through 3 and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 12, 1998, the Company held its 1998 annual meeting of shareholders at the Wyndham Dublin Hotel in Dublin, Ohio. The only matter voted on at the annual meeting was the election of four directors for terms of three years each.

The following table sets forth the names of the directors elected at the annual meeting and the number of votes cast for and withheld for each director:

                                               WITHHELD
             DIRECTOR          FOR        AUTHORITY TO VOTE
             --------          ---        -----------------
     John S. Christie        5,108,006         833,650
     David H. Hoag           5,308,006         633,650
     Charles H. McCreary     5,307,806         633,650
     James V. Pickett        5,307,506         634,150

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


     Exhibit Number        Description
     --------------        ------------
             27            Financial Data Schedule, which is submitted
                           electronically to the Securities and Exchange
                           Commission for information only and not filed.

(b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three-month period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 1998

KARRINGTON HEALTH, INC.
(Registrant)

 /s/ RICHARD R. SLAGER
------------------------------------------
Richard R. Slager
Chief Executive Officer

 /s/ THOMAS J. KLIMBACK
------------------------------------------
Thomas J. Klimback
Chief Financial Officer

                              INDEX TO EXHIBITS


       Exhibit Number        Description
       --------------        -----------

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                              Commission for information only.