Form 10-Q
period 1998-09-30
KARRINGTON HEALTH INC
filed 1998-11-16
CIK 1012710

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

                For the quarterly period ended September 30, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                       For the transition period from ___ to ___ .

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

     Indicated by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       -----    -----

     Shares of Registrant's common shares, without par value, outstanding at November 16, 1998 was 6,839,368.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             KARRINGTON HEALTH, INC.

                                AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                     PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets...........................................................3

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1998 and 1997...............................4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997.........................................5

                  Notes to Consolidated Financial Statements..........................................6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................10-15

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.....................................................16

                  Signature Page.......................................................................17

Note:      Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                   1998                  1997
                                                               (UNAUDITED)
                                                               -------------          ------------
Current assets:
  Cash and cash equivalents .........................          $  2,873,590          $  4,370,488
  Receivables:
    Trade ...........................................               976,462               482,597
    Due from REIT ...................................             2,540,051             4,330,981
    Affiliates ......................................               697,900               649,172
  Land sold subject to put right ....................             2,100,000                  --
  Prepaid expenses ..................................               553,823               281,722
                                                               ------------          ------------
      Total current assets ..........................             9,741,826            10,114,960
Property and equipment - net ........................           113,758,912           115,983,043
Cost in excess of net assets acquired - net .........             8,136,689             8,231,073
Other assets - net ..................................             7,488,175             6,986,724
                                                               ------------          ------------
      Total assets ..................................          $139,125,602          $141,315,800
                                                               ------------          ------------
                                                               ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ..........          $  3,581,857          $  2,535,969
  Construction payables .............................             2,882,698             4,717,230
  Notes payable-banks ...............................             5,000,000             6,000,000
  Deposit on sale of land ...........................             2,100,000                  --
  Payroll and related taxes .........................             1,111,089             1,080,884
  Unearned resident fees ............................             1,404,569               861,266
  Interest payable ..................................               456,839               614,919
  Current portion of long-term debt .................               392,849               998,523
                                                               ------------          ------------
      Total current liabilities .....................            16,929,901            16,808,791
Long-term debt, less current portion ................            93,003,262            97,067,298
Deferred gain on sale/leasebacks ....................             9,307,425                  --
Other long-term liabilities .........................             1,730,050               440,169
Deferred income taxes ...............................               493,000               493,000
Minority interests ..................................               972,000                  --
Shareholders' equity:
   Common shares ....................................            33,501,855            33,484,712
   Accumulated deficit ..............................           (16,811,891)           (6,978,170)
                                                               ------------          ------------
     Total shareholders' equity .....................            16,689,964            26,506,542
                                                               ------------          ------------
      Total liabilities and shareholders' equity ....          $139,125,602          $141,315,800
                                                               ------------          ------------
                                                               ------------          ------------

                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                  ---------------------------------           ----------------------------------
                                                      1998                  1997                   1998                 1997
                                                  ------------          -----------           -------------        -------------
Revenues:
  Residence operations .........................  $  9,325,579           $ 5,447,800           $ 23,293,959          $12,617,902
  Development and management fees ..............       300,517                77,446                745,680              613,252
                                                  ------------           -----------           ------------         ------------
      Total revenues ...........................     9,626,096             5,525,246             24,039,639           13,231,154
Expenses:
  Residence operations .........................     7,965,643             4,190,287             18,934,230            9,364,082
  General and administrative ...................     1,419,654             1,174,817              4,584,580            2,989,700
  Rent expense .................................     1,381,678                93,548              2,426,773              193,079
  Depreciation and amortization ................     1,375,587               783,753              3,613,717            1,765,233
  Unusual charges ..............................          --               1,380,000                   --              1,380,000
                                                  ------------           -----------           ------------         ------------
      Total expenses ...........................    12,142,562             7,622,405             29,559,300           15,692,094
                                                  ------------           -----------           ------------         ------------
Operating loss .................................    (2,516,466)           (2,097,159)            (5,519,661)          (2,460,940)

Interest expense ...............................    (1,415,932)             (855,579)            (4,072,190)          (1,593,073)
Interest income ................................        54,075                28,397                211,193              301,746
Equity in net loss of unconsolidated entities ..      (112,717)             (120,422)              (453,063)            (163,596)
                                                  ------------           -----------           ------------         ------------
Loss before income taxes .......................    (3,991,040)           (3,044,763)            (9,833,721)          (3,915,863)

Deferred income taxes ..........................          --                  46,000                   --                190,000
                                                  ------------           -----------           ------------         ------------
Net loss .......................................   $(3,991,040)         $ (2,998,763)           $(9,833,721)         $(3,725,863)
                                                  ------------           -----------           ------------         ------------
                                                  ------------           -----------           ------------         ------------
Net loss per common share-basic and diluted             $(0.58)          $     (0.44)          $      (1.44)         $     (0.55)

Weighted average common shares outstanding .....     6,839,400             6,837,400              6,838,000            6,777,000



                             SEE ACCOMPANYING NOTES

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          ------------------------------------
                                                                              1998                    1997
                                                                          -------------           ------------
OPERATING ACTIVITIES
Net loss ........................................................          $ (9,833,721)          $ (3,725,863)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
  Depreciation and amortization .................................             3,613,717              1,765,233
  Provision for terminated projects and unusual charges .........               775,000              1,380,000
  Deferred income taxes .........................................                  --                 (190,000)
  Equity in net loss of unconsolidated entities .................               453,063                163,596
  Change in operating assets and liabilities:
     Accounts receivable ........................................             2,125,249               (611,136)
     Prepaid expenses ...........................................              (272,101)              (121,408)
     Accounts payable and accrued liabilities ...................             2,129,197              1,610,596
     Other liabilities ..........................................               (49,359)               332,870
                                                                            -----------             ----------
  Net cash (used in) provided by operating activities ...........            (1,058,955)               603,888

INVESTING ACTIVITIES
Purchase of property and equipment ..............................           (38,322,614)           (28,788,179)
Proceeds from sale of property and equipment ....................            41,632,317                   --
Decrease (increase) in restricted cash balances .................            (1,360,496)               749,372
Payments of pre-opening costs ...................................            (2,284,020)              (921,898)
Payments for organization costs and other .......................               (99,697)              (710,312)
Acquisition of Kensington-net of cash acquired ..................                  --               (4,008,123)
                                                                            -----------             ----------
  Net cash used in investing activities .........................              (434,510)           (33,679,140)

FINANCING ACTIVITIES
Proceeds from (repayment of) notes payable ......................            (1,000,000)            15,500,000
Proceeds from mortgages .........................................            28,789,338              9,783,424
Repayment of mortgages ..........................................           (28,553,956)              (199,662)
Proceeds from issuance of common shares .........................                17,143                   --
Minority interests equity contributions .........................               972,000                   --
Payment for financing fees ......................................              (427,958)               (79,472)
Distributions from unconsolidated entity ........................               200,000                225,000
                                                                            -----------             ----------
  Net cash (used in) provided by financing activities ...........                (3,433)            25,229,290
                                                                            -----------             ----------
Decrease in cash and cash equivalents ...........................            (1,496,898)            (7,845,932)
Cash and cash equivalents at beginning of period ................             4,370,488             12,283,185
                                                                            -----------             ----------
Cash and cash equivalents at end of period ......................          $  2,873,590           $  4,437,253
                                                                            -----------             ----------
                                                                            -----------             ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ..........................................          $  4,565,922           $  2,702,050
                                                                            -----------             ----------
                                                                            -----------             ----------

                             SEE ACCOMPANYING NOTES.

                             KARRINGTON HEALTH, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE UNAUDITED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1.   BASIS OF PRESENTATION

The consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 1998. Certain information and note disclosures which would duplicate the disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The net loss per common share-basic and diluted for the three and nine months ended September 30, 1998 and 1997 is computed based on the weighted average number of shares outstanding during each period as the effect of including any common share equivalents would be antidilutive. Common share equivalents are comprised of outstanding stock options.

3.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company and Catholic Health Initiatives ("CHI") have entered into joint venture agreements to develop, own and operate eight assisted living residences in Ohio, New Mexico, Nebraska and Colorado. Seven of the projects are owned jointly by the Company and CHI, with the Company owning 20-50% of the equity of each venture. The remaining project will be developed, constructed and managed by the Company. As of September 30, 1998, the Company has guaranteed $1 million of joint venture debt financing.

Effective January 1, 1998, the Company entered into a joint venture agreement with a local hospital to operate an assisted living residence in Findlay, Ohio, which opened on December 31, 1997. The joint venture is owned 50% by the Company and is accounted for using the equity method of accounting.

As of September 30, 1998, seven joint venture residences were open and one joint venture residence was under construction. Five joint venture residences were open at September 30, 1997. Summarized unaudited income statement information of these joint ventures is presented below.

                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                               SEPTEMBER 30,
                                                 ---------------------------------           ---------------------------------
                                                     1998                  1997                  1998                  1997
                                                 -----------           -----------           -----------           -----------
Residence revenues                               $ 2,862,784           $ 1,409,638           $ 7,816,703           $ 3,591,788
Expenses:
  Operating expenses                               2,200,973             1,313,533             6,213,240             3,103,814
  Depreciation and amortization expense              481,882               285,664             1,506,107               675,798
  Interest expense                                   587,797               290,409             1,724,877               651,509
                                                 -----------           -----------           -----------           -----------
      Total expenses                               3,270,652             1,889,606             9,444,224             4,431,121
                                                 -----------           -----------           -----------           -----------
Net loss                                         $  (407,868)          $  (479,968)          $(1,627,521)          $  (839,333)
                                                 -----------           -----------           -----------           -----------
                                                 -----------           -----------           -----------           -----------

4.   NOTES PAYABLE AND LONG-TERM OBLIGATIONS

In March 1997, the Company entered into a $5 million line of credit expiring May 1999. At September 30, 1998, there was $5 million outstanding under this agreement.

The Company entered into non-binding financing commitment letters with Meditrust Mortgage Investments, Inc. ("MMI"), an affiliate of Meditrust (a large healthcare REIT). Under the letters, MMI was to provide up to approximately $100 million in financing for approximately 14 residences, subject to various terms and conditions. The financings, which were to be mortgage or lease financings, were entered into on a residence-by-residence basis, and were for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). As of September 30, 1998, the Company completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million. See Note 6.

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of September 30, 1998. The Company anticipates that the remaining funds will be drawn down in two phases prior to April 30, 1999, subject to certain Rochester, Minnesota cottages achieving minimum debt service coverage ratios.

In September 1997, the Company entered into a $7.5 million promissory note with JMAC, Inc. (JMAC), a 34% shareholder of the Company. Interest is payable monthly and accrues at a bank's prime rate. The note expires on January 2, 2000. At September 30, 1998, $7.5 million was outstanding under this agreement.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of September 30, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million. At September 30, 1998, the Company was in violation of certain covenants which the lender has waived through September 30, 1999. Under the terms of the waiver, these loans mature January 1, 2000.

In the second quarter of 1998, the Company sold six assisted living residences for approximately

$39.3 million and leased them back under a 20-year master lease agreement which includes two ten-year renewal options. All six home leases will be co-terminus and option periods must be exercised for all or none of the residences. The transaction resulted in a gain of approximately $9.5 million, which was deferred and is being amortized over the initial lease period. The proceeds of the transaction were used to repay mortgage debt of $26.4 million and short-term debt of $3.5 million. The balance of the proceeds was used for development activities and working capital needs.

In April 1998, the Company entered into a $4 million construction mortgage which expires on April 30, 1999 for the completion of five Karrington Cottages. Interest is payable monthly and accrues at a rate of prime plus 1%.

In the third quarter of 1998, the Company sold two parcels of land in California for a total of $3.5 million to a national assisted living operator with operations on the West Coast. The net proceeds to the Company were $2.4 million after paying off a related note payable of approximately $1.1 million. The parties entered into a Put and Escrow Agreement related to one of the parcels which states that if the buyer, after exercise of reasonable diligence, is unable to obtain certain approvals on or before February 1, 1999, the buyer may exercise a "put" to require the Company to purchase the property from the buyer. If the buyer should exercise the put, the purchase price is $2,100,000 plus one-half (up to a maximum of $25,000) of the buyer's out-of-pocket costs. The put terminates if the approvals are obtained prior to February 1, 1999, and must be exercised by March 1, 1999. Until the put option expires, the Company will report the $2,100,000 purchase price on its balance sheet as "land sold subject to put right" and "deposit on sale of land." The net proceeds were used to provide additional funds to support the Company's working capital needs. If the buyer were to exercise its put option, the Company's purchase price would be financed with the Sunrise Assisted Living, Inc. line of credit discussed in Note 6.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management believes it will apply the provisions of the SOP in the fourth quarter of 1998 or in the first quarter of 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs (estimated to be $1.5 million at January 1, 1999) and expense all such items as incurred on a prospective basis.

6.  SUBSEQUENT EVENT

On October 19, 1998, the Company and Sunrise Assisted Living, Inc. ("Sunrise"), both leading providers of assisted living for seniors, announced they have entered into a definitive agreement for Sunrise to acquire the Company in a tax-free, stock-for-stock transaction valued at approximately $89 million (based on the Sunrise closing price on October 16, 1998) and the assumption of approximately $102 million in debt for a total purchase price of approximately $191 million.

Under the merger agreement, the Company would become a wholly owned subsidiary of Sunrise, and each issued and outstanding share of the Company's common stock would be automatically converted into the right to receive a number of shares of Sunrise common stock equal to the lesser of 0.3939 or the number obtained by dividing $13 by the Average Trading Price of Sunrise common stock, but in no event less than 0.3333. The Average Trading Price of Sunrise common stock is defined to mean the average of the closing price of a share of Sunrise common stock as quoted on Nasdaq National Market for the 10-day trading period ending three trading days prior to the date of the Karrington shareholders' meeting held to approve the merger agreement. Sunrise expects to account for the acquisition of the Company using the purchase method of accounting.

Pursuant to the merger agreement, Sunrise has made available to the Company a $10 million fully secured line of credit to be used for construction and development activities and working capital which expires in November 1999.

After the merger, there will be approximately 21.9 million shares of Sunrise common stock outstanding (using an exchange ratio of 0.3611) with a value based on market prices at the time of the announcement of approximately $787 million. The combined company will operate 113 communities in 19 states with a total resident capacity of approximately 8,400. It also will have an additional 74 communities in various stages of development.

The acquisition has been approved by the Boards of Directors of both companies and requires the approval of the shareholders of the Company. The transaction also is subject to certain other customary conditions, including regulatory approvals, and is expected to be completed during the first quarter of 1999.

Sunrise also has entered into an agreement with Meditrust to acquire four separate first trust mortgages secured by the Company's properties and six assisted living properties currently leased to the Company ("the Meditrust Interests") for approximately $63.7 million. Closing of the Sunrise acquisition of the Meditrust Interests is scheduled to occur by December 2, 1998, subject to certain conditions such as examination of titles and completion of transfer documents. Although the Company does not believe it is in violation of any Meditrust covenants as of September 30, 1998, it is probable that the Company would be in violation of certain Meditrust covenants as of December 31, 1998 or in the first quarter of 1999 without an infusion of equity.

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

OVERVIEW

The Company is an operator and owner of licensed, assisted living residences which provides quality, professional, personal and health-care services, including an emphasis on Alzheimer's care, for individuals needing assistance with activities of daily living. These activities include bathing, dressing, meal preparation, housekeeping, taking medications, transportation, and other activities that, because of the resident's condition, are difficult for residents to accomplish in an independent living setting. The Company offers its customers a dignified residential environment focused on quality of life. The Company also provides development, support and management services to its joint venture residences. As of September 30, 1998, the Company had 38 residences, including joint ventures, open in 10 states with a capacity of 2,116 residents. Five additional residences are under construction while four others are complete and being readied for occupancy (these nine residences have a capacity of 580 residents).

The Company derives its revenues primarily from: (i) resident fees for the delivery of basic assisted living care services (79% of total revenues in 1998); (ii) resident fees for extended and special needs care services (9% of total revenues in 1998) and (iii) community fee revenue (9% of total revenues in 1998). Resident fees include revenue derived from basic assisted living care, community fees, extended and special needs care and other sources. Community fees are one-time fees generally payable by a resident upon admission. Extended and special needs care are paid by residents who require personal care in excess of services provided under the basic care program.]

The following table sets forth certain information regarding Karrington residences as of September 30, 1998:

                                              COMPANY                      JOINTLY OWNED                         TOTAL
                                             RESIDENCES                      RESIDENCES                         SYSTEM
                             -----------------------------------  -----------------------------   -----------------------------
                             RESIDENCES       UNITS         BEDS  RESIDENCES    UNITS      BEDS   RESIDENCES     UNITS     BEDS
Open                                31        1,376        1,678        7        369        438        38        1,745    2,116
Under Construction                   8          392          505        1         67         75         9          459      580
In Development:
  Under Contract & Zoned             8          561          645        -        -          -           8          561      645
  Under Contract & In Zoning         3          203          273        -        -          -           3          203      273

RESULTS OF OPERATIONS

The following table sets forth certain data from the respective consolidated statements of operations as a percentage of total revenues:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                      ------------------------------   --------------------------
                                           1998            1997           1998            1997
                                      --------------    ------------   ----------      ----------
Total revenues                             100.0 %         100.0 %        100.0 %         100.0 %
Expenses:
  Residence operations                      82.8            75.8           78.8            70.8
  General and administrative                14.7            21.3           19.1            22.6
  Rent expense                              14.4             1.7           10.1             1.5
  Depreciation and amortization             14.2            14.2           15.0            13.3
  Unusual charges                            -              25.0            -              10.4
                                      --------------    ------------   ----------      ----------
Total expenses                             126.1           138.0          123.0           118.6
                                      --------------    ------------   ----------      ----------
Operating income (loss)                    (26.1) %        (38.0) %       (23.0) %        (18.6) %
                                      --------------    ------------   ----------      ----------
                                      --------------    ------------   ----------      ----------
End of period (a):
  Number of residences                       31               20             31              20
  Number of units                         1,376              755          1,376             755


     (a) Excludes residences jointly owned by the Company accounted for by the equity method.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue increased $4.1 million, or 74%, to $9.6 million in the third quarter of 1998 from $5.5 million in the third quarter of 1997 primarily due to the opening of new residences ($2.6 million) and the increased occupancy of residences in the fill-up phase in 1997.

Average occupancy for the 14 stabilized residences for the three months ended September 30, 1997 was 88%. For the three months ended September 30, 1998, the average occupancy for 17 stabilized residences was 85%. Excluding an older 66-unit hotel conversion acquired in the Kensington transaction which averaged 67% occupancy and one Indianapolis location opened in March 1997 which averaged 49% occupancy, the remaining 15 stable residences averaged 89% occupancy for the third quarter. The Company defines stabilized residences as those residences (72 units or less) that have been operated by the Company for 12 months or more as of the beginning of the period presented or that has achieved occupancy of 95%.

Residence operating expenses increased $3.8 million, or 90%, to $8.0 million in the third quarter of 1998 from $4.2 million in the third quarter of 1997. As a percentage of residence operating revenues, residence operating expenses increased from 77% in the third quarter of 1997 to 85% in the third quarter of 1998 which resulted in a residence net operating income margin (NOI) of 23% in 1997 and 15% in 1998. The decrease in NOI resulted from start-up losses associated with residences open less than one year (14 residences in 1998 vs. 6 residences in 1997).

General and administrative expenses increased $.2 million, or 21%, to $1.4 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997 primarily due an increase in uncapitalized construction and development costs. The Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from an increase in the number of open residences.

Rent expense increased $1.3 million to $1.4 million in the third quarter of 1998 due to the opening of five leased residences in 1998 and the sale of six residences pursuant to sale-leaseback transactions in the second quarter of 1998.

Depreciation and amortization increased $.6 million, or 76%, to $1.4 million in the third quarter of 1998 from $0.8 million in the third quarter of 1997 primarily due to the opening of new residences ($.8 million) offset by lower depreciation and amortization resulting from the sale of six residences pursuant to sale-leaseback transactions in the second quarter of 1998.

Interest expense increased $.5 million, or 65%, to $1.4 million in the third quarter of 1998 from $.9 million in the third quarter of 1997 primarily due to the opening of new residences ($.4 million), a decrease in capitalized interest ($.3 million) and a full quarter of interest expense for residences which opened in the third quarter of 1997 ($.2 million), offset by lower interest expense resulting from residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

The equity in net loss of unconsolidated entities improved due to three joint venture residences in the fill-up phase during the third quarter of 1998 compared to four joint venture residences in the fill-up phase during the third quarter of 1997.

No deferred tax benefit was recorded in the third quarter of 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue increased $10.8 million, or 82%, to $24.0 million in the first nine months of 1998 from $13.2 million in the first nine months of 1997 primarily due to the opening of new residences ($4.2 million), the acquisition of Kensington on April 30, 1997 ($3.6 million) and the increased occupancy of residences in the fill-up phase in 1997.

Average occupancy for the stabilized residences for the nine months of 1997 was 89%. For the nine months ended September 30, 1998, the average occupancy for 16 stabilized residences was 89%. Excluding an older 66-unit hotel conversion acquired in the Kensington transaction which averaged 70% for the first nine months of 1998, the remaining 15 stabilized residences averaged 92% occupancy.

Residence operating expenses increased $9.5 million, or 102%, to $18.9 million in the first nine months of 1998 from $9.4 million in the first nine months of 1997. As a percentage of residence operating revenues, residence operating expenses increased from 74% in the first nine months of 1997 to 81% in the first nine months of 1998 which resulted in a residence NOI of 26% in 1997 and 19% in 1998. The decrease in NOI resulted from start-up losses associated with residences open less than one year (15 residences in 1998 vs. 8 residences in 1997).

General and administrative expenses increased $1.6 million, or 53%, to $4.6 million in the first nine months of 1998 from $3.0 million in the first nine months of 1997 primarily due to the acquisition of Kensington ($.2 million), a provision for terminated projects of $.8 million (largely due to the abandonment of one site and the third quarter sale of two additional sites) and an increase in uncapitalized construction and development costs of $.5 million. The Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from an increase in the number of open residences.

Rent expense increased $2.2 million to $2.4 million in the first nine months of 1998 due to the opening of five leased residences in 1998 and the sale of six residences pursuant to sale-leaseback transactions in the second quarter of 1998.

Depreciation and amortization increased $1.8 million, or 105%, to $3.6 million in the first nine months of 1998 from $1.8 million in the first nine months of 1997 primarily due to the opening of new residences ($1.4 million), residences open for only a partial period in 1997 ($.5 million) and the acquisition of Kensington, offset by lower depreciation and amortization resulting from the sale of six residences pursuant to sale-leaseback transactions in the second quarter of 1998.

Interest expense increased $2.5 million, or 156%, to $4.1 million in the first nine months of 1998 from $1.6 million in the first nine months of 1997 primarily due to the opening of new residences and residences open for only a partial period in 1997 ($1.3 million), the acquisition of Kensington ($.9 million), a decrease in capitalized interest ($.4 million) and the increased use of the Company's lines of credit ($.4 million), offset by lower interest expense resulting from residences sold pursuant to sale-leaseback transactions in the second quarter of 1998.

The equity in net loss of unconsolidated entities increased due to four joint venture residences in the fill-up phase during the first nine months of 1998 compared to two joint venture residences in the fill-up phase during the first nine months of 1997.

No deferred tax benefit was recorded in the first nine months of 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

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

On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. The amount outstanding under the agreement was approximately $19.9 million as of September 30, 1998. The Company anticipates that the remaining funds will be drawn down in two phases prior to April 30, 1999, subject to certain Rochester, Minnesota cottage homes achieving minimum debt service coverage ratios.

On October 17, 1997, the Company entered a $14 million construction loan agreement for the development and construction of assisted living residences in the State of Ohio. As of September 30, 1998, the Company has completed mortgage agreements for three residences totaling $12.0 million. At September 30, 1998, the Company was in violation of certain covenants which the lender has waived through September 30, 1999. Under the terms of the waiver, these loans mature January 1, 2000.

As of September 30, 1998, the Company had a line of credit totaling $5.0 million, all of which was outstanding, and had restricted cash of approximately $2.5 million recorded in other assets on the consolidated balance sheet.

Pursuant to the merger agreement described in Note 6, Sunrise has made available to the Company a $10 million fully secured line of credit to be used for construction and development activities and working capital which expires in November 1999.

The Company currently plans to open approximately 17 new Company and jointly owned residences between September 30, 1998 and the second quarter of 2000. The Company has opened 2 of these residences since September 30, 1998. In addition, the Company has 4 cottage homes completed and being readied to open, has 3 residences under construction and has obtained zoning approval for the remaining 8 residences. The 17 planned openings do not include any cottage homes beyond the 4 cottages completed and ready to open on the Rochester, Minnesota campus. The Company is currently evaluating potential and existing relationships with hospitals and clinics in order to evaluate additional alternative, broader uses of its cottage model. As a result of these evaluations, the Company's final plan for 1999 cottages will be announced at a later date. The Company has been, and will continue to be, dependent on third party financing for its acquisition and development program. The Company estimates that newly developed residences will generally range in cost from $5.0 to $11.0 million, with the development cycle taking up to 24 months from site identification and zoning through construction and residence opening. There can be no assurance that financing for the Company's development program will be available to the Company on acceptable terms, if at all. Moreover, to the extent the Company opens properties that do not generate positive cash flow, the Company may be required to seek additional capital for working capital and liquidity purposes.

The Company has existing financing in place in the form of loans or leases for all residences which are currently completed and ready to open or under construction. Additional financing will be required to develop and construct the residences not currently under construction and to refinance certain existing indebtedness. The Company has about $10.0 million invested in nine projects staged for a construction start during 1998 and early 1999 that is now awaiting construction or lease financing. Investments in future projects will be limited until future financing commitments are obtained. In the second quarter of 1998, the Company completed sale/leaseback transactions for six residences generating approximately $13 million in net proceeds after associated mortgage repayment. The Company is currently evaluating its financing alternatives, including traditional mortgages, sale/leaseback transactions and other forms of off-balance sheet financing.

The Company has funds available for working capital needs under project financings currently in place. At this time, the Company expects to draw on seven project mortgage and lease financings to support its working capital needs in the fourth quarter of 1998 and first quarter of 1999.

In addition, the Company sold two parcels of land in California for a total of $3.5 million to a national assisted living operator with operations on the West Coast. The net proceeds to the Company were $2.4 million after paying off a related note payable of approximately $1.1 million. The parties entered into a Put and Escrow Agreement related to one of the parcels which states that if the buyer, after exercise of reasonable diligence, is unable to obtain certain approvals on or before February 1, 1999, the buyer may exercise a "put" to require the Company to purchase the property from the buyer. If the buyer should exercise the put, the purchase price is $2,100,000 plus one-half (up to a maximum of $25,000) of the buyer's out-of-pocket costs. The put terminates if the approvals are obtained prior to February 1, 1999, and must be exercised by March 1, 1999. Until the put option expires, the Company will report the $2,100,000 purchase price on its balance sheet as "land sold subject to put right" and "deposit on sale of land." The net proceeds were used to provide additional funds to support the Company's working capital needs. If the buyer were to exercise its put option, the Company's purchase price would be financed with the Sunrise line of credit discussed in Note 6.

The Company believes its existing financing commitments (including the Sunrise line-of-credit), together with additional anticipated financing, will be sufficient to fund its development, construction and working capital needs into the first quarter of 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management believes it will apply the provisions of the SOP in the fourth quarter of 1998 or in the first quarter of 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs (estimated to be $1.5 million at January 1, 1999) and expense all such items as incurred on a prospective basis.

IMPACT OF YEAR 2000

The Company has completed its review of the impact of the Y2K issue on its information and financial systems and is in the process of spending about $700,000 to upgrade hardware and software to be Year 2000 compliant. The Company is implementing a Year 2000 compliant home administrative information system which will provide better and faster information, particularly regarding resident history, service needs, and associated billing. This upgrade and implementation is expected to be completed beginning in the fourth quarter of 1998 through the second quarter of 1999 and will be financed from working capital and anticipated financing.

The Company is in the process of its review of all mechanical equipment (i.e., telephone systems, elevators, security systems, HVAC systems, vehicles, etc.) which shall be completed by the end of the fourth quarter of 1998. The Company believes its review is approximately 80% complete and to-date has not identified any problems or issues which would require a significant investment of time or capital.

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

II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

     Exhibit Number        Description
     --------------        -----------
             2             Agreement of merger dated as of October 18, 1998
                           incorporated by reference to exhibit 2.1 to
                           Registrant's report on Form 8K dated October 30,
                           1998.

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                           Commission for information only and not filed.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the three-month period ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 16, 1998

KARRINGTON HEALTH, INC.
(Registrant)

 /s/  RICHARD R. SLAGER
-----------------------------
Richard R. Slager
Chief Executive Officer

 /s/ THOMAS J. KLIMBACK
-----------------------------
Thomas J. Klimback
Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit Number            Description
--------------            -----------
             2            Agreement of merger dated as of October 18, 1998
                          incorporated by reference to exhibit 2.1 to
                          Registrant's report on Form 8K dated October 30, 1998.

             27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                          Commission for information only.