Form 10-K
period 1998-12-31
KARRINGTON HEALTH INC
filed 1999-03-31
CIK 1012710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________to __________.

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Shares, no par value

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Shares of registrant's common shares, no par value, outstanding at March 15,1998 was 6,839,368. As of March 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $51,318,000.

                       Documents Incorporated By Reference

                                      None

                                     PART I


ITEM 1.  BUSINESS


GENERAL

         In 1989, Richard R. Slager and Alan B. Satterwhite formed DevelopMed Associates, Inc. for the purpose of developing an assisted living residence business. In 1991, DevelopMed Associates, Inc. entered into a strategic alliance with JMAC, Inc., an investment company owned by John H. McConnell and John P. McConnell, the founder and the chief executive officer, respectively, of Worthington Industries, Inc. In connection with this alliance, DevelopMed Associates, Inc. and JMAC Properties, Inc., a wholly owned subsidiary of JMAC, Inc., formed the Company's predecessor, Karrington Operating Company, an Ohio general partnership.

         Karrington Health, Inc. was incorporated in April 1996 (all references to the "Company" include Karrington Operating Company and Karrington Health, Inc.). Initially, 66-2/3% of the Company's common shares were issued to JMAC, Inc, in exchange for all of its shares of JMAC Properties, Inc. and 33-1/3% of the Company's common shares were issued to the shareholders of DevelopMed Associates, Inc. in exchange for all of their shares of DevelopMed Associates, Inc. As a result, Karrington Operating Company became a subsidiary of the Company.

         The Company's market strategy is to enter middle- to upper-income markets which have well-established populations of persons 75 years of age and older and/or persons in the 45-60 years of age caregiver stage. As of December 31, 1998, the Company had developed 50 residences in its target markets, 40 of which were open and 10 of which were under construction and scheduled to open in 1999 or 2000. These 50 residences are located in Ohio, Pennsylvania, Illinois, Minnesota, North Dakota, Iowa, Indiana, Colorado, North Carolina, Michigan and New Mexico. The Company has sites for an additional eight residences under contract in these states, as well as in Alabama, Mississippi and Texas.


SERVICES AND OPERATIONS

         SERVICES PROVIDED. The Company provides assistance to elderly or frail individuals with limited medical needs and may provide higher levels of personal assistance for special need residents. Most of the Company's residents have some disability associated with aging, such as dementia, Alzheimer's disease, arthritis, nutritional problems, incontinence, strokes or other disorders, and need assistance with two or more activities of daily living. Residents' needs generally fall into one or more of the following categories:

     - requiring physical support or assistance with activities of daily living;

     - requiring assistance, reminders and cueing due to some cognitive impairment; and

     -    requiring socialization and interaction with others.

         Residents generally pay a daily suite rental rate under a resident agreement which is renewable annually and cancelable with 30 days notice. The daily suite rental rate ranges from $36 to $175 per day, depending on unit size, location, number of occupants and level of care required. The Company's average basic daily suite rental rate is approximately $86. The wide range of rates offered by the Company allows it to accommodate persons of varying financial resources. Medication administration and various levels of extended care services, which depend on the degree of frailty, add to the basic care rate. Additional charges may be incurred for other services such as hair care and special diets. Currently, approximately 91% of all resident revenues are from private pay sources.

         The Company's basic care program is provided to all residents at no additional cost. This basic care program includes:

-    limited assistance with daily living;

-    three meals per day served in a common dining room;

-    24-hour security;

-    emergency call systems in each unit and living area;

- assistance with arranging outside services such as physician care, various therapy programs and other medical services;

-    personal laundry services;

-    housekeeping services; and

-    social and recreational activities.

         In addition to the basic care program, non-Alzheimer's residents may be included in the extended care program, which assists residents who require more frequent or more intensive assistance or care. Prior to entering a residence, and periodically during their stay, individuals' needs are assessed to determine the level of extended care services required, and an individual care plan is designed. The Company's experience is that most of its non-Alzheimer's residents require some extended care services or require medication administration at an average cost of $15 per day.

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

         STAFFING. Each residence, excluding cottages, has an administrator and a seven-person management team. The resident care coordinator supervises all resident support staff and care plans. A registered nurse/wellness director is responsible for all wellness programs, as well as medication and other ancillary support programs. The director of administration is responsible for general administrative duties. The marketing director, activities director, chef and environmental services director complete the management team. Each cottage model has an administrator, an associate administrator and a wellness director. Residence management teams report to a regional director responsible for the operation of several residences. Regional directors provide support, oversight and mentoring to each residence's staff.

         Staffing models are used to determine appropriate personnel levels. Screening is used to help select staff with "care providing" characteristics. For each residence, regardless of size, services are provided on a 24 hour per day basis with an overall average 1:12 staff to resident ratio. The staffing ratio for dementia care is 1:7 at all times. The average daytime staffing ratio for all residences is 1:9. The largest percentage of care staff includes trained staff members who are responsible for providing support and care to residents and licensed nurses who coordinate care assessments and implement treatment and therapies.

         The Company maintains competitive compensation programs, including incentives and quarterly profit sharing, which it believes help attract and retain excellent employees. The Company believes that the combination of proper interviewing, selection methods and review, training and appropriate incentives significantly reduces hiring and retraining costs and allows for a more stable, long-term work force. All management team members participate in a recruitment and development program called the Predictive Index(R). The Predictive Index(R) is a third-party program to determine key criteria and personal attributes that the Company believes are important to the proper placement of staff and management.

         TRAINING AND QUALITY ASSURANCE. The Company provides its personnel with an extensive and innovative training program. Before contact with residents, an employee must complete a 40 hour curriculum covering all aspects of the Company's operation, from housekeeping schedules to coping with death and dying. New employees are then paired with a mentor who supervises his or her work until the supervisor has certified that the employee has completed all aspects of the training program. This certification process generally takes about a week. Each new employee is reviewed for performance at the end of a 90-day probationary period. The Company provides continuing education for all employees to enhance the quality of care provided to residents.

         The Company has structured a comprehensive quality assurance program intended to maintain standards of care established for each residence. Under the Company's quality assurance program, the care and services provided at each residence are monitored by the professional services staff which reports directly to senior management. The quality assurance team works with residence management teams to assure that all staff members are trained, that operational policies and procedures are followed, and that all state and federal standards are met while achieving the stringent requirements of the Company. The Company's quality assurance program helps support compliance with federal and state regulations and requirements for licensing. The Company has also developed a quality of service program which includes periodic surveys and follow-up with all current and former residents and responsible parties.


ARCHITECTURAL DESIGNS

         Recognizing that not all seniors share the same acuity at various income levels, the Company has created three standard models of residence, an evolution of the Company's original prototype mansion-style residence. Along with creating three standard models, the Company has branded, or named, its residential products to help build the Company's national identity.

         Karrington's original mansion-style residence, now known as K1 or the Karrington model, is a freestanding, mansion-style building in any of a variety of exterior styles. Located in established upper-income communities, the K1 replaces the original 53-unit prototype. The K1 prototype averages 72 units and approximately 50,000 square feet and is generally built on a 2.5 to 4 acre site.

         The Company's one-story model, K2, is a small-town solution to high-quality assisted living. The K2 model residence averages 48 units with a designed capacity of 61 residents. The K2 offers residents of smaller and rural communities access to the skilled and caring professionals, unique products and services, and dignified environments that enable residents to age-in-place gracefully.

         A typical resident unit consists of a bedroom, bathroom with shower, lavatory and toilet, vestibule with kitchenette and closet. A variety of unit sizes and configurations allows resident choice in accommodations. Unit size ranges from approximately 250 square feet to over 450 square feet and there are both single room units and two room units. Units are marketed for single occupancy, companion occupancy with two residents sharing the same bedroom, and doubles and suites containing a living room and a bedroom.

         Approximately 45-50% of each of the K-1 and K-2 models is devoted to common areas and amenities. The interior design promotes a home-like environment while permitting the effective provision of resident care programs and promoting resident independence. The individual resident suites are clustered on each floor to resemble a neighborhood, with a variety of suite floor plans of one or two rooms and varying square footage. Each floor has a quiet area resembling a library or den and an active area designed to support activity programs and interaction among residents, staff and families. The main floor usually includes the main dining room, private dining rooms, administrative offices, a library, a living or family room, and ice cream parlor and a year-round sun porch. Also included are public restrooms, outside porches, a foyer and a formal entryway with grand staircase and central elevator. On other floors in each residence are located a resident laundry room, a wellness center, a bathing spa area, employee break rooms, a beauty salon and activity areas. The special care floor also includes a separate resident kitchen and dining area.

         The Company's third residential model is the outgrowth of the May 1997 acquisition of Kensington Management Group, Inc. of Golden Valley, Minnesota. Operating innovative

Alzheimer's care communities, now known as Karrington Cottages or KC, the Company provides residential Alzheimer's care and other programs under the medical direction of geriatric and dementia specialists. The Karrington Cottage prototype model is 20 units with 36 beds.

         The Company believes all three basic building plan designs provide it with flexibility in adapting the model to a particular site and local zoning requirements.


DEVELOPMENT

         The Company's development personnel research and identify potential markets, primarily in major metropolitan areas and their surrounding suburban communities, and select sites for development within such markets. In evaluating a market, the Company considers a number of factors, including:

     -    population, income and age demographics;

     -    traffic count;

     -    site visibility;

     -    residential and commercial characteristics;

     -    probability of obtaining zoning approvals;

     -    proximity of various competitors;

     -    estimated market demand; and

     - the potential to achieve economies of scale in a specific market by concentration of its development and operating activities.

         The principal stages in the development process are (a) strategic market selection and assessment, (b) site selection and contract signing, (c) zoning and site plan approval, (d) architectural planning and design, (e) contractor selection and (f) construction and licensure. Once a market has been identified, site selection and contract signing typically take three months. Zoning and site plan approval generally take three to nine months and are typically the most difficult step in the development process as a result of the Company's selection of sites in established communities which frequently require site rezoning. Architectural planning and design and contractor selection often occur during the zoning process but can prolong the start of construction. Residence construction generally takes 12 months. After a residence receives a certificate of occupancy and appropriate licenses, residents usually begin to move in immediately. The Company's experience indicates that new residences typically reach a stable level of occupancy of over 90% within 13 months, but there can be no assurance that these results will be achieved in new markets. The Company estimates that total capitalized cost to develop, construct and open a K-1 or K-2 model residence, including land acquisition and construction costs, ranges from approximately $5.0 million to $11.0 million, an average cost per unit of approximately $110,000. The cost of any particular residence may vary considerably based on a variety of site-specific factors.


MARKETING

         The Company's marketing approach emphasizes consumer education and awareness directed to potential residents and family members. The adult children of residents tend to be significant decision-makers in the selection of the assisted living option. Other significant referral sources include:

     -    hospital discharge planners;

     -    physicians;

     -    churches;

     -    social service agencies focused on the elderly;

     -    nursing facilities in the area;

     -    home health agencies;

     -    social workers;

     -    legal advisors;

-        other health care providers;  and

-        families of existing residents.

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

         Marketing activities begin during the development stage of a residence, after the Company has obtained site control. These activities continue with increased emphasis when an information center opens for a specific residence approximately six to nine months prior to opening.


REGULATION

         The Company's assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state.
These requirements address:

     -    personnel education, training and records;

     - facility services, including administration of medication and the provision of limited nursing services;

     -    physical plant specifications;

     -    furnishing of residents' units;

     -    food and housekeeping services;

     -    emergency evacuation plans; and

     -    residents' rights and responsibilities.

Assisted living residences also are subject to state or local fire and building codes and food service licensure requirements. Like other health care residences, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives survey reports. The Company reviews such reports and takes appropriate corrective action if deficiencies are noted. Inspection deficiencies are resolved through a plan of correction, although the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the survey process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions.

         Health care is an area of extensive and frequent regulatory change. The assisted living model for long-term care is relatively new. Accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on methods and costs of doing business. The Company is actively involved in monitoring regulatory and legislative changes affecting the assisted living industry and participates with industry organizations to encourage improvements to existing laws and regulations.

         The success of the Company will depend in part upon its ability to satisfy applicable regulations and requirements and to procure and maintain required licenses as the regulatory environment for assisted living evolves. The Company's operations also could be adversely affected by future regulatory developments such as mandatory increases in the scope and quality of care to be offered to residents and revisions to licensing and certification standards.

         The Company currently is not a Medicare provider. Under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living residences maintain contracts with several health care providers and practitioners through which health care providers make their health care products or services available to residents. These contract parties include pharmacies, visiting nurses, social service and home health organizations. Some of the services furnished by these contract parties may be covered by the Medicare programs.


COMPETITION

         The Company's competition comes from a variety of sources. As a provider of care and services to elderly or frail individuals, the Company competes with companies such as home health care agencies, retirement communities, skilled nursing facilities and convalescent centers, as well as other assisted living facilities. In each of these cases, however, the Company's ability to provide a non-institutional environment for persons who need higher levels of care enhances its competitive strength.

         The assisted living industry is highly fragmented. Although some competitors are significantly larger, there are no one or more dominant companies in the assisted living segment. In a recent industry report, it is estimated that there are approximately 770,000 total assisted living beds currently available, and that the 25 largest owners of assisted living properties has 180,446 or only 23% of those currently available. The largest individual owner has only 3% of the total assisted living beds currently available.

         Because little public funding exists for assisted living, most residents are private pay. Within the assisted living industry, providers compete by price, quality of care, service packages and quality of life. The Company believes that its combination of buildings, furnishings, care, services and other amenities enables it to compete effectively.


PROPRIETARY INFORMATION

         The Company is the registered owner of the service mark "Karrington Communities(R)." The Company believes this mark is of material importance to its business.


EMPLOYEES

         As of March 1, 1999, the Company had approximately 1,800 employees, including approximately 350 employed by the Company's joint ventures. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The following three tables set forth as of December 31, 1998 specified information as to the Company properties which are open, under construction or in development, respectively, including whether such properties are wholly-owned ("O"), jointly-owned ("J"), leased ("L") or majority-owned ("M"). With respect to properties which are not wholly-owned, information as to the percentage of the Company's ownership is set forth in the footnotes to the table. With respect to properties in development, the stage of development, whether in zoning ("I") or zoned ("Z"), is also included:

OPEN RESIDENCES


                                             TYPE OF              METRO            OPENED OR      NUMBER     NUMBER OF
                                            OWNERSHIP           LOCATION           ACQUIRED      OF UNITS      BEDS
------------------------------------------------------------------------------------------------------------------------
Karrington of Bexley                          L (1)      Columbus, OH                10/92           53          62
Karrington on the Scioto                      L (1)      Columbus, OH                 3/93           53          63
Karrington at Tucker Creek                    L (1)      Columbus, OH                12/93           54          62
Karrington of Oakwood                         J (3)      Dayton, OH                  11/94           53          62
Karrington of Shaker Heights                    O        Cleveland, OH               10/95           59          67
Karrington Place                              L (1)      Columbus, OH                 2/96           26          31
Karrington of South Hills                       O        Pittsburgh, PA               8/96           67          81
Karrington of Albuquerque                     J (3)      Albuquerque, NM             10/96           61          74
St. Francis Place                             J (3)      Albuquerque, NM             10/96           28          32
Karrington at Fall Creek                        O        Indianapolis, IN             3/97           61          71
Karrington Commons of Buffalo                   O        Buffalo, MN                  5/97           70          75
Karrington Commons of Bismarck                  O        Bismarck, ND                 5/97           66          81
Karrington Cottages of Bismarck                 O        Bismarck, ND                 5/97           12          20
Karrington Cottages of Waterloo                 O        Waterloo, IA                 5/97           12          20
Karrington Cottages of Mankato                  O        Mankato, MN                  5/97           12          20
Karrington Cottages of Rochester I              O        Rochester, MN                5/97           12          20
Karrington Cottages of Rochester II             O        Rochester, MN                5/97           12          20
Karrington Cottages of Rochester III            O        Rochester, MN                5/97           16          28
Karrington Cottages of Rochester IV             O        Rochester, MN                8/97           16          28
Karrington of Kenwood                         J (3)      Cincinnati, OH               6/97           67          77
Karrington Cottages of Buffalo I                O        Buffalo, MN                  7/97           12          20
Karrington Cottages of Buffalo II               O        Buffalo, MN                  7/97           12          20
Karrington of Willow Lake                       O        Indianapolis, IN             8/97           61          72
Karrington of Fort Wayne                        O        Fort Wayne, IN               8/97           61          72
Karrington of Englewood                       J (3)      Dayton, OH                   9/97           48          61
Karrington of Colorado Springs                J (3)      Colorado Springs, CO        12/97           64          71
Karrington of Findlay                         J (4)      Findlay, OH                 12/97           48          61
Karrington of Fremont                           O        Fremont, OH                  2/98           48          61
Karrington of Wooster                           O        Wooster, OH                  2/98           48          61
Karrington of Bath                            L (2)      Akron, OH                    2/98           67          75
Karrington of Gahanna                         L (2)      Columbus, OH                 2/98           50          54
Karrington of Carmel                          L (2)      Indianapolis, IN             3/98           57          72
Karrington Cottages of Rochester V              O        Rochester, MN                5/98           20          36
Karrington of Rocky River                     L (1)      Cleveland, OH                4/98           64          72
Karrington of South Charlotte                   O        Charlotte, NC                6/98           72          84
Karrington of Presque Isle Bay                L (1)      Erie, PA                     6/98           69          80
Karrington of Ann Arbor                       L (2)      Ann Arbor, MI                8/98           67          75
Karrington of Poland                          L (2)      Youngstown, OH               8/98           67          75
Karrington of Park Ridge                      M (5)      Chicago, IL                 10/98          111         132
Karrington of Monroeville                       O        Pittsburgh, PA              11/98           64          72
------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                                                          1,920       2,320
------------------------------------------------------------------------------------------------------------------------

RESIDENCES UNDER CONSTRUCTION


                                              TYPE OF              METRO             PLANNED       NUMBER     NUMBER OF
                                             OWNERSHIP           LOCATION            OPENING      OF UNITS      BEDS
 ------------------------------------------------------------------------------------------------------------------------
 Karrington of Eastover                        L (2)      Charlotte, NC               1/99            88         100
 Karrington at the Shawhan                       O        Tiffin, OH                  3/99            54          66
 Karrington Cottages of Rochester VI             O        Rochester, MN               7/99            20          36
 Karrington Cottages of Rochester VII            O        Rochester, MN               7/99            20          36
 Karrington Cottages of Rochester VIII           O        Rochester, MN               7/99            20          36
 Karrington Cottages of Rochester IX             O        Rochester, MN               7/99            15          27
 Karrington of Hamilton                          O        Hamilton, OH                10/99           48          60
 Karrington of Farmington Hills                  O        Detroit, MI                 10/99           72          83
 Karrington of Edina                             O        Minneapolis, MN             12/99           93         105
 Karrington of Finneytown                      J (3)      Cincinnati, OH              1/00            67          75
------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                                            497         624
------------------------------------------------------------------------------------------------------------------------


SITES UNDER CONTRACT


                                             STAGE OF              METRO          PLANNED        PLANNED      PLANNED
                                            DEVELOPMENT          LOCATION        OPENING          UNITS        BEDS
 -----------------------------------------------------------------------------------------------------------------------
 Karrington at the Highlands                     Z         Mobile, AL            1Q, 2000            68          77
 Karrington of Northpointe                       Z         Jackson, MS           1Q, 2000            68          77
 Karrington of Northwood                         Z         Dallas, TX            1Q, 2000            68          78
 Karrington of Pleasant Valley                   Z         Cleveland, OH         2Q, 2000            72          82
 Karrington of Millcreek                         I         Erie, PA              2Q, 2000            60         108
 Karrington of Naperville                        Z         Chicago, IL           2Q, 2000            93         105
 Karrington of Mansfield                         I         Mansfield, OH         2Q, 2000            50          60
 Karrington of Cuyahoga Falls                    Z         Akron, OH             2Q, 2000            72          83
------------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                                           551         670
------------------------------------------------------------------------------------------------------------------------

---------------
(1) These residences are leased under a triple net, 20-year master lease agreement, which is more fully described in Note 5 of Notes to Consolidated Financial Statements.

(2) Represent operating leases with Sunrise Midwest Leasing, LLC, which are described in Note 6 of Notes to Consolidated Financial Statements.

(3) The Company has entered into joint development relationships with Catholic Health Initiatives, a large, not-for-profit health organization that operates 70 hospitals and more than 50 long-term care facilities in 22 states and has annual combined revenues of $4.7 billion. The Company and CHI have entered into joint venture agreements to develop, operate and own seven assisted living residences, six of which were open and one of which was under construction at December 31, 1998. The Company owns:

          - 19.9% of Karrington of Albuquerque, St. Francis Place, Karrington of Colorado Springs Karrington of Englewood;

          -    35% of Karrington of Finneytown and Karrington of Kenwood; and

          -    50% of Karrington of Oakwood.

         The Company operates each residence in accordance with a 20-year management agreement that generally provides compensation at 5% of net resident revenues.

         See Note 7 of Notes to Consolidated Financial Statements.

(4) Represents a 50-50 joint venture with a local hospital in Findlay, Ohio, which is described in Note 7 of Notes to Consolidated Financial Statements. The Company operates this residence under a 20-year management agreement that provides compensation at 6% of net resident revenues.

(5) The Company owns a 70% controlling interest in Karrington of Park Ridge, which it developed, constructed and manages.


ITEM 3.  LEGAL PROCEEDINGS

                  The Company is a defendant in litigation pending in the Franklin County Court of Common Pleas, Columbus, Ohio. On May 29, 1998, Lou Buren, formerly Vice President-Marketing of the Company, filed suit against the Company for wrongful termination of employment. The original suit sought damages of approximately $450,000. On March 3, 1999, Mr. Buren filed an amended complaint joining Karrington Operating Company, a subsidiary of the Company, and two Company officers as defendants and increasing the amount of damages sought to approximately $6.7 million. The Company denies Mr. Buren's claims and intends to vigorously defend itself.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.


                                     PART II


ITEM 5(A).   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

         The Company's common shares are quoted on the National Market tier of the Nasdaq Stock Market under the symbol "KARR." The following table sets forth the high and low reported sales prices of the Company's common shares for the periods indicated.

                                                                                      HIGH         LOW
                                                                                      ----         ---
         1999     QUARTER ENDED
                      March 31, 1999 (through March 15, 1999)......................  $16.00       $ 8.75
         1998     QUARTER ENDED
                      December 31, 1998............................................   16.63         7.50
                      September 30, 1998 ..........................................   10.00         6.00
                      June 30, 1998 ...............................................   12.75         9.00
                      March 31, 1998 ..............................................   13.75        10.75
         1997     QUARTER ENDED
                      December 31, 1997 ...........................................   14.50        10.50
                      September 30, 1997 ..........................................   16.50        10.75
                      June 30, 1997 ...............................................   16.00        10.00
                      March 31, 1997 ..............................................   13.00        10.50

         The Company had 110 shareholders of record as of March 15, 1999. The Company believes a substantially larger number of beneficial owners hold such shares in depository or nominee form.

         The Company has never paid dividends on its common shares.

          (B).    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating data of the Company. The selected consolidated financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and accompanying Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10K.


                                                            -------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1998       1997       1996        1995       1994
                                                              ----       ----       ----        ----       ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Residence operations...............................     $ 33,883   $ 18,539    $8,953    $ 6,220     $  4,977
    Development and project management fees............          942        681       643        524          287
                                                            ---------  ---------  --------   --------    --------
         Total.........................................       34,825     19,220     9,596      6,744        5,264
Expenses:
    Residence operations...............................       28,289     13,683     6,486      4,335        3,409
    General and administrative.........................        6,465      4,433     2,773      1,705          634
    Depreciation and amortization......................        5,232      2,684     1,379        980          844
    Rent expense.......................................        3,993        259        89         45           45
    Unusual charges....................................            -      1,380         -        492           -
                                                            ---------  ---------  --------   --------    -------
         Total.........................................       43,979     22,439    10,727      7,557        4,932
                                                            ---------  ---------  --------   --------    --------

Operating income (loss)................................       (9,154)    (3,219)   (1,131)      (813)         332

Interest expense.......................................       (5,882)    (2,743)   (1,272)    (1,023)      (1,350)
Interest income........................................          338        349       470          -            -
Equity in net loss of unconsolidated entities..........         (632)      (247)       (7)      (105)         (17)
Minority interest of consolidated entity ..............          194          -          -         -            -
                                                            ---------  ---------  --------   --------    --------
Loss before income taxes...............................      (15,136)    (5,860)   (1,940)    (1,941)     (1,035)
Income tax benefit  (provision)........................        (340)        190      (683)         -           -
                                                            ---------  ---------  --------   --------    --------

Net loss                                                    $(15,476)  $ (5,670)  $(2,623)   $(1,941)    $(1,035)
                                                            ---------  ---------  --------   --------    --------
                                                            ---------  ---------  --------   --------    --------


Net loss per common share -  basic and diluted ........     $  (2.26)  $   (.83)
Weighted average number of  common shares outstanding..         6,838      6,792



                                                                               AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1998       1997        1996       1995       1994
                                                              ----       ----        ----       ----       ----
                                                                                (IN THOUSANDS)
                                                                                --------------
BALANCE SHEET DATA:
Working capital (deficit)..............................     $(13,437)  $ (6,694)   $ 7,806    $(1,575)   $   (911)
Total assets...........................................       141,172    141,316    69,550      26,676      16,292
Long-term debt, less current portion...................        95,753     97,067    32,759      18,250      16,778
Shareholders' equity (deficit).........................        11,047     26,507    30,677       5,841     (1,763)

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                              1998       1997        1996       1995       1994
                                                              ----       ----        ----       ----       ----
OTHER DATA:
Residences (end of period) (1):
     Open..............................................            40        27         9           5          4
     Under construction................................            10        19        17           5          1
     Under contract....................................             8        20        10           8          2
Number of units (end of period) (1):
     Open..............................................         1,920     1,124       454         272        213
     Under construction................................           497     1,019     1,010         243         59
     Under contract....................................           551     1,390       742         509        128

(1) Includes wholly owned, jointly owned and leased residences. See "Properties" for additional information regarding the Company's forms of ownership of its residences.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an operator and owner of licensed, assisted living residences which provide quality, professional, personal and health-care services, including an emphasis on Alzheimer's care, for individuals needing assistance with activities of daily living. These activities include bathing, dressing, meal preparation, housekeeping, taking medications, transportation, and other activities that, because of the residents' conditions, are difficult for residents to accomplish in an independent living setting. The Company offers its customers a dignified residential environment focused on quality of life. The Company also provides development, support and management services to its joint venture residences. As of December 31, 1998, the Company had 40 residences, including joint ventures, open in 11 states with a capacity of 2,320 residents. Six additional residences were under construction while four others were complete and being readied for occupancy.
These ten residences have a capacity of 624 residents.

         The Company derives its revenues primarily from: (a) resident fees for the delivery of basic assisted living care services, which accounted for 80% of total revenues in 1998; (b) resident fees for extended and special needs care services which accounted for 9% of total revenues in 1998; and (c) community fee revenue which accounted for 8% of total revenues in 1998. Resident fees include revenue derived from basic assisted living care, community fees, extended and special needs care and other sources. Community fees are one-time fees generally payable by a resident upon admission. Extended and special needs care are paid by residents who require personal care in excess of services provided under the basic care program.

         The following table sets forth specified information regarding the Company's residences as of December 31, 1998:

                       -----------------------------  ----------------------------- -----------------------------
                            COMPANY RESIDENCES          JOINTLY-OWNED RESIDENCES            TOTAL SYSTEM
                       -----------------------------  ----------------------------- -----------------------------
                       RESIDENCES  UNITS     BEDS     RESIDENCES  UNITS     BEDS    RESIDENCES  UNITS     BEDS
                       -----------------------------  ----------------------------- -----------------------------

Open                           33    1,551    1,882            7      369      438          40    1,920    2,320

Under construction              9      430      549            1       67       75          10      497      624

In development:
   Under contract and
      zoned                     6      441      502            -        -        -           6      441      502
   Under contract and
      in zoning                 2      110      168            -        -        -           2      110      168


RESULTS OF OPERATIONS

         The following significantly impacts results of operations:

OCCUPANCY OF RESIDENCES IN OPERATION

         The Company classifies residences that have been open at least 12 months or have achieved an occupancy percentage of 95% or above to be stabilized residences. The Company's ability to maintain a high occupancy percentage in stabilized residences has a significant impact on results of operations. This is because many costs are fixed and a decline in occupancy below approximately 70-75% means that the residence is not contributing net profits to the Company's results of operations.

RESIDENCES IN THE FILL-UP PHASE

         The number of residences moving from the construction to the fill-up phase can have a significant impact on operations. It typically takes 13 months for a new residence to reach an occupancy level of 90%. During that time, the residence is incurring significant losses because of fixed occupancy costs and payroll. Fixed occupancy costs include interest, depreciation, rent and real estate taxes. The speed at which a residence can achieve stabilization can have a significant effect on operations. In periods where the percentage of residences in the fill-up phase is significant, as is the case for 1998, operating losses will be significant and will continue until the Company reaches a base of stable homes that absorb losses generated by residences in the fill-up phase. Based on past experience, we expect that all residences currently in the fill-up phase will reach stabilization in late 1999. Summarized below is a breakdown of open consolidated stable residences and open consolidated residences in the fill-up phase for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                       ------------------ -- ------------------ -- -------------------
                                             1998                  1997                   1996
                                       ------------------    ------------------    -------------------
         Stable residences........            15                    13                     3
         Residences in fill-up....            18                     7                     3
                                       ------------------    ------------------    -------------------
         Total....................            33                    20                     6
                                       ------------------    ------------------    -------------------
                                       ------------------    ------------------    -------------------
         Percent in fill-up.......            55%                   35%                   50%
                                       ------------------    ------------------    -------------------
                                       ------------------    ------------------    -------------------

GENERAL AND ADMINISTRATIVE COST

         The Company requires a particular level of general and administrative spending to operate. General and administrative spending has increased significantly over the past three years as the Company has incurred costs to support the growth of its business. However, this spending is not variable in that it does not increase proportionately with the number of residences in operation. Consequently, as the Company grows, general and administrative costs as a percent of revenues should decrease.

LEASE VS. MORTGAGE FINANCING

         The Company initially followed a plan of ownership using mortgage financing. This approach results in depreciation and interest charges that tend to be highest in the early years of operation. During 1998, the Company opened five residences under operating leases. The Company has also entered into sale/leaseback transactions in 1998 on six additional residences that were originally owned and financed under mortgages. Lease financing is advantageous from a results of operations perspective because rent expense under operating leases is lower than depreciation and interest under traditional ownership and mortgage arrangements.

RESIDENCES UNDER CONSTRUCTION

         The number of residences under construction impacts the results of operations due to the impact on capitalization of internal development and construction department costs, as well as interest, that are capitalized as part of construction. Fewer residences under development or construction mean less cost is capitalized, which adversely impacts the results of operations.

UNUSUAL CHARGES

         The 1997 charge was primarily due to the Company's decision to abandon some of its projects in development.

         The following table sets forth specified data from the respective consolidated statements of operations as a percentage of total revenues:


                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------

                                                    1998              1997               1996
                                               ---------------    --------------     --------------

Total revenues................................      100.0%             100.0%             100.0%
Expenses:
     Residence operations.....................       81.2               71.2               67.6
     General and administrative...............       18.6               23.1               28.9
     Depreciation and amortization............       15.0               14.0               14.4
     Rent expense.............................       11.5                1.3                0.9
     Unusual charges..........................       --                  7.2                --

                                               ---------------    --------------     --------------
         Total expenses.......................      126.3              116.8              111.8
                                               ---------------    --------------     --------------

Operating income (loss).......................      (26.3)%            (16.8)%            (11.8)%
                                               ---------------    --------------     --------------
                                               ---------------    --------------     --------------
End of period (1):
     Number of residences.....................         33                 21                  6
     Number of units..........................      1,551                803                312

--------------
(1) Excludes residences jointly-owned by the Company accounted for by the equity method.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenue increased $15.6 million, or 81%, to $34.8 million in 1998 from $19.2 million in 1997 primarily due to the opening of new residences ($8.0 million), the acquisition of Kensington Management Group, Inc. and affiliates on April 30, 1997 ($3.8 million) and the increased occupancy of residences in the fill-up phase in 1997. Average occupancy for the stabilized residences in 1998 and 1997 was 89%.

         Residence operating expenses increased $14.6 million, or 107%, to $28.3 million in 1998 from $13.7 million in 1997. As a percentage of residence operating revenues, residence operating expenses increased from 74% in 1997 to 83% in 1998 which resulted in a residence net operating income margin of 26% in 1997 and 17% in 1998. The decrease in net operating income resulted from start-up losses associated with residences open less than one year (18 residences in 1998 vs. 7 residences in 1997).

         General and administrative expenses increased $2.1 million, or 46%, to $6.5 million in 1998 from $4.4 million in 1997 primarily due to the acquisition of Kensington ($.2 million), a provision for terminated projects of $.9 million largely due to the abandonment of one site and the third quarter sale of two additional sites and an increase in uncapitalized construction and development costs of $.8 million. The Company expects general and administrative expenses will continue to decrease as a percentage of total revenues due to anticipated economies of scale resulting from an increase in the number of open residences.

         Rent expense increased $3.7 million to $4.0 million in 1998 due to the opening of five leased residences in 1998 and the sale of six residences in sale-leaseback transactions in the second quarter of 1998.

         Depreciation and amortization increased $2.5 million, or 95%, to $5.2 million in 1998 from $2.7 million in 1997 primarily due to the opening of new residences ($2.4 million), residences open for only a partial period in 1997 ($.3 million) and the acquisition of Kensington ($.3 million), offset by lower depreciation and amortization resulting from the sale of six residences in sale-leaseback transactions in the second quarter of 1998.

         Interest expense increased $3.2 million, or 114%, to $5.9 million in 1998 from $2.7 million in 1997 primarily due to the opening of new residences and residences open for only a partial period in

1997 ($1.9 million), the acquisition of Kensington ($.9 million), a decrease in capitalized interest ($.8 million) and the increased use of lines of credit ($.5 million), offset by lower interest expense resulting from residences sold in sale-leaseback transactions in the second quarter of 1998.

         The equity in net loss of unconsolidated entities increased due to four joint venture residences in the fill-up phase during 1998 compared to two joint venture residences in the fill-up phase during 1997. See Note 2 to Consolidated Financial Statements for discussion on the minority interest of consolidated entity.

         The tax provision recorded in 1998 represents a current state tax liability resulting from tax gains primarily associated with sale/leaseback transactions. No deferred tax benefit was recorded in 1998 due to limitations associated with the recognition of operating loss carryforwards and other tax assets.

         The net loss for 1998 compared to the net loss for 1997 increased substantially from $5.7 million to $15.5 million. The increase in the net loss is primarily attributable to the significant increase in the number of residences in the fill-up phase and increased general and administrative costs necessary to support the Company's growth. The increase in net loss of $9.8 million is attributable primarily to residences opened in 1998 and the Kensington acquisition, which generated combined incremental losses of more than $8.3 million, and the increase in general and administrative costs of $2.1 million.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenue increased $9.6 million, or 100%, to $19.2 million in 1997 from $9.6 million in 1996 primarily due to the growth in resident revenues. Resident revenues increased $9.6 million, or 107%, primarily due to the acquisition of Kensington on April 30, 1997 ($5.2 million), opening of new residences in 1997 ($1.3 million) and a full year of operations of residences opened or in fill-up in 1996.

         Residence operations expense increased $7.2 million, or 111%, to $13.7 million in 1997 from $6.5 million in 1996. As a percentage of residence operating revenues, residence operations expense increased to 73.8% in 1997 from 72.4% in 1996. This increase is primarily attributable to an increase in the number of residences in the fill-up phase as operations expenses are historically higher as a percent of operating revenues during the first year of operation of a residence.

         General and administrative expenses increased $1.6 million, or 59.9%, to $4.4 million in 1997 from $2.8 million in 1996, primarily due to increased compensation, payroll taxes and related benefits as a result of hiring additional management and staff at the Company's headquarters as a result of the Company's growth plans. The Company expects the rate of increase in its general and administrative expenses will decrease as new personnel needs have been reduced by recent hires. In addition, the Company expects its general and administrative expenses will decrease as a percentage of its total operating revenues due to anticipated economies of scale resulting from the Company's development program.

         Depreciation and amortization increased $1.3 million, or 94.6%, to $2.7 million in 1997 from $1.4 million in 1996 primarily due to the opening of new residences in 1997 and 1996.

         See Note 2 to Consolidated Financial Statements for discussion on the unusual charges in 1997.

         Interest expense increased $1.4 million, or 116%, to $2.7 million in 1997 from $1.3 million in 1996 primarily due to the opening of new residences in 1997 and 1996.

         The net loss for 1997 compared to the net loss for 1996 increased substantially from $2.6 million to $5.7 million. The increase in the net loss is primarily attributable to the significant increase in the number of residences in the fill-up phase and increased general and administrative costs necessary to support the Company's growth. The increase in net losses of $3.0 million is attributable primarily to residences opened or acquired in 1997, which generated losses of approximately $2.5 million for 1997, and the increase in general and administrative costs of $1.7 million. These losses were offset by increased net profits of residences in the fill-up phase in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its initial growth through a combination of mortgage financing, sale/leasebacks, a development bond, subordinated borrowings from JMAC, bank lines-of-credit, equity contributions and proceeds from the initial public offering in 1996. The Company's mortgage and construction mortgage financings mature in the next one to thirteen years, bear interest at various fixed and fluctuating rates and are secured by substantially all of the assets of the Company. The Company expects to refinance such amounts as they mature.

         Net cash used in operations has increased from $.9 million in 1996 to $7.7 million in 1998. This continued increase reflects the operating losses associated with newly opened residences and increased general and administrative costs as part of the Company's rapid growth plan over this period. As discussed previously, residences in the fill-up phase generate operating losses until reaching 70-75% occupancy. The Company's mix of residences in the fill-up phase has increased and represent 55% of all open residences in 1998. Cash used by operations will continue in the near future until such time as residences currently in the fill-up phase become stable and generate enough net profits to absorb losses from start-up residences.

         Net cash used in investing activities totaled $1.9 million, $53.6 million and $27.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding cash generated from sale and sale/leaseback transactions of $41.6 million, cash used by investing activities totaled $43.6 million in 1998. These expenditures related primarily to the Company's construction and development activities.

         Net cash provided by financing activities totaled $8.0, $49.6 million and $40.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash provided from financing activities from 1996 through 1998 included $90.7 million from mortgages, $10.3 million from lines of credit, $7.5 million from JMAC and $27.5 million related to the Company's initial public offering in 1996. During the same period, the Company repaid approximately $36.2 million of mortgages. Net cash provided by financing activities was used primarily to fund the Company's construction and development activities.

         The Company has a line of credit totaling $5 million, all of which was outstanding at December 31, 1998. Interest is payable monthly and, at the Company's option, accrues at the bank's prime rate or LIBOR rate plus .75%.

         On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington. Interest accrues at 10% and is payable monthly. The amount outstanding under the agreement was approximately $19.9 million as of December 31, 1998. The remaining funds were to be disbursed in two phases prior to April 30, 1999, subject to certain Rochester, Minnesota cottages and other Kensington properties achieving minimum debt service coverage ratios. The Company's decision not to open four of the remaining Rochester cottages until later in 1999 prevents the Company from accessing $5.9 million of the remaining $7.7 million of additional funds. The Company is currently in the process of negotiating an extension that will allow it to achieve the necessary fill-up to meet the required minimum debt service coverage ratios.

         In October 1997, the Company entered into a $10.3 million construction loan agreement for the development and construction of three assisted living residences. Interest is payable monthly and accrues at the bank's prime rate plus 1 1/2% during construction. In October 1999, the Company may elect, at its option, to convert the construction loan into a term loan maturing in October 2004. Interest payments under the term loan would accrue at prime plus 1 1/2% or an amount equal to 3.0% over the yield at the time on five-year U.S. Treasury notes. The Company is required to maintain minimum net worth and current ratio amounts and, if the term loan is elected, to maintain debt service coverage ratios with respect to individual residences. At December 31, 1998, the

Company was in violation of net worth, tangible net worth and current ratio covenants, which the lender has waived through the end of 1999. As of December 31, 1998, there was $7.4 million outstanding under this agreement.

         In early 1998, the Company entered into construction loan agreements totaling $20.1 million. Interest is payable monthly and accrues at LIBOR plus 2.75% or prime plus 1/2%. In December 2000, the Company may elect, at its option, to extend the agreements up to two additional years. As of December 31, 1998, there was $19.3 million outstanding under these agreements.

         See Note 6 to the Consolidated Financial Statements for further information on the Company's long-term obligations and notes payable.

         The Company currently plans to open approximately 16 new Company and jointly-owned residences in 1999 and the second quarter of 2000. The Company has opened one of these residences in 1999. In addition, the Company has 4 cottage homes completed and being readied to open, has 5 residences under construction and has obtained zoning approval for the remaining 6 residences. The 16 planned openings do not include any cottage homes beyond the 4 cottages completed and ready to open on the Rochester, Minnesota campus. The Company is currently evaluating potential and existing relationships with hospitals and clinics in order to evaluate additional alternative, broader uses of its cottage model. As a result of these evaluations, the Company's final plan for 1999 cottages will be announced at a later date.

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

         The Company has existing financing in place in the form of loans or leases for the four residences that are currently completed and ready to open and three of the residences under construction. Additional financing will be required for the three additional residences under construction, to develop and construct the residences not currently under construction and to refinance certain existing indebtedness. The Company has about $6.4 million invested in six projects staged for construction starts during early 1999 that are now awaiting construction or lease financing. Investments in future projects will be limited until future financing commitments are obtained. In the second quarter of 1998, the Company completed sale/leaseback transactions for six residences. These sale/leaseback transactions generated approximately $13 million in net proceeds after associated mortgage repayment. The Company has not been pursuing permanent financing for the three residences under construction pending the outcome of the proposed merger with Sunrise. However, the Company is continuously evaluating its financing alternatives, including traditional mortgages, sale/leaseback transactions and other forms of off-balance sheet financing.

         The Company has funds available for working capital needs under project financings currently in place. At this time, the Company expects to draw on six project mortgage and lease financings to support its working capital needs in the first and second quarters of 1999.

         In addition, in the third quarter of 1998 the Company sold two parcels of land in California for a total of $3.5 million. The net proceeds were $2.4 million after paying off a related note payable of approximately $1.1 million. The net proceeds were used to provide additional funds to support the Company's working capital needs.

         Under the amended merger agreement described in Note 12 to Consolidated Financial Statements, Sunrise Assisted Living, Inc. ("Sunrise") has made available to the Company a $16.5 million line of credit to be used for construction and development activities and working capital. The line of credit expires in January 2000.

         In March 1999, the Company obtained a commitment from JMAC, Inc. which provides up to $4 million for working capital needs. Such commitment terminates upon the earlier of the closing of the Sunrise transaction discussed in Note 12 to Consolidated Financial Statements or January 1, 2000.

         See Note 13 to Consolidated Financial Statements for a discussion of risks and uncertainties. The Company believes its existing financing commitments, including the Sunrise line of credit, together with additional anticipated financing, will be sufficient to fund its development, construction and working capital needs through 1999.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management will apply the provisions of the SOP in the first quarter of 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs and expense all such items as incurred on a prospective basis. Deferred preopening and organizational costs were $1.9 million at January 1, 1999.


IMPACT OF YEAR 2000

         The Company has completed its review of the impact of the Year 2000 issue on its information and financial systems and is in the process of spending about $700,000 to upgrade hardware and software to be Year 2000 compliant. The Company is implementing a Year 2000 compliant home administrative information system which will provide better and faster information, particularly regarding resident history, service needs, and associated billing. This upgrade and implementation began in the fourth quarter of 1998 and is expected to be completed during the third quarter of 1999. This upgrade will be financed from working capital and anticipated financing.

         The Company is in the process of its review of all mechanical equipment, including telephone systems, elevators, security systems, HVAC systems and vehicles. The review will be completed by the end of the second quarter of 1999. The Company believes its review is approximately 80% complete. To date, the Company has not identified any problems or issues which would require a significant investment of time or capital.

         The efforts described above should provide the Company with an internal solution to the Year 2000 issue. However, the Company remains cautious and continues to review external issues that may impact the business or flow of funds. The Company's payroll is processed by an independent third party that has assured the Company it will be Year 2000 compliant. The Company will make contingent plans to resort to manual operations if particular external interfaces fail. The Company is continuing its review of Year 2000 issues.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Pursuant to the Code of Regulations of the Company, the authorized number of directors is eleven, divided into one class consisting of three directors and two classes consisting of four directors each. The following information, with respect to the principal occupation or employment, other affiliations and business experience of each director during the last five years has been furnished to the Company by each director. References to "the Company" include the Company's predecessors, DevelopMed Associates, Inc. and Karrington Operating Company. Except where indicated, each director has had the same principal occupation for the last five years.

                 NAME                          AGE                           PRINCIPAL OCCUPATION
                 ----                          ---                           --------------------
        TERMS EXPIRING IN 1999

John H. McConnell                              75         Director of the Company since July 1996.  Mr. McConnell is the founder and Chairman Emeritus of Worthington
                                                          Industries, Inc.  He serves on the Board of Directors of
                                                          Worthington Industries, Inc.  Mr. McConnell is Chairman of
                                                          the Board of U.S. Health, Inc., a regional not-for-profit
                                                          acute care provider based in Columbus, Ohio.

Harold A. Poling                               73         Director of the Company since July 1996.  Mr. Poling is
                                                          the retired Chairman of the Board of Ford Motor Company
                                                          and also serves on the Board of Directors of Shell Oil
                                                          Company, The LTV Corporation, Kellogg Company and Meritor
                                                          Automotive, Inc.

Richard R. Slager                              45         Co-founder of the Company; Chairman of the Board of the
                                                          Company since April 1996 and Chief Executive Officer since the Company's formation in 1990.

Robert D. Walter                               53         Director of the Company since July 1996.  Mr. Walter is
                                                          the Chairman and Chief Executive Officer


                                                          of Cardinal Health, Inc., a Dublin, Ohio based health care service provider.  Mr. Walter serves on the Board of Directors of
                                                          Bank One Corporation and CBS Corporation.


        TERMS EXPIRING IN 2000


Bernadine P. Healy                             54         Director of the Company since July 1996.  Dr. Healy has
                                                          served as Dean of Medicine and as a Professor of Internal
                                                          Medicine at The Ohio State University since October 1995.
                                                          Prior thereto she was Senior Policy Advisor of The Page
                                                          Center, The Cleveland Clinic Foundation.  From 1991 to
                                                          1993, Dr. Healy was the Director of the National
                                                          Institutes of Health.  Dr. Healy serves on the Board of
                                                          Directors of National City Corp., Invacare, Medtronics,
                                                          Inc. and Ashland, Inc.

Pete A. Klisares                               63         President and Chief Operating Officer of the Company since
                                                          August 1997.  Prior to joining the Company, Mr. Klisares
                                                          served as Executive Vice President of Worthington
                                                          Industries, Inc. from August 1993 to July 1997 and as an
                                                          assistant to the Chairman from December 1991 to July
                                                          1993.  Mr. Klisares also serves on the Board of Directors
                                                          of Worthington Industries, Inc., Dominion Homes, Inc.,
                                                          Huntington National Bank, N.A., and MPWG, Inc.

Michael H. Thomas                              49         Director of the Company since May 1996.  Mr. Thomas is a
                                                          certified public accountant and was employed by JMAC as
                                                          its Executive Vice President and Treasurer until May 31,
                                                          1998.


        TERMS EXPIRING IN 2001

John S. Christie                               50         Director of the Company since May 1996.  Since October 1,
                                                          1995, Mr. Christie has been the President of JMAC. Prior
                                                          to 1995, Mr. Christie was Senior Vice President, Corporate
                                                          Development, of The Battelle Memorial Institute, the
                                                          world's largest private research organization, based in
                                                          Columbus, Ohio.  Mr. Christie serves on the Board of
                                                          Directors of Neoprobe Corporation.

David H. Hoag                                  59         Director of the Company since July 1996.  Mr. Hoag retired from LTV Corporation on February 1, 1999.  He was Chairman and Chief Executive Officer of LTV Corporation during the
                                                          five years ended September 1, 1998, and Chairman through
                                                          his retirement date.  The LTV Corporation completed a
                                                          reorganization under Chapter 11 of the U.S. Bankruptcy
                                                          Code in June 1993.  Mr. Hoag serves on the Board of
                                                          Directors of The Chubb Corporation and Lubrizol
                                                          Corporation.

Charles H. McCreary                            46         Secretary of the Company since May 1996; Director of the
                                                          Company since July 1996.  Mr. McCreary is a


                                                          partner in the law firm of Bricker & Eckler, which firm
                                                          has represented the Company since its formation.

James V. Pickett                               57         Director of the Company since July 1996.  Mr. Pickett has
                                                          served as Chairman of Pickett Realty Advisors, a Dublin,
                                                          Ohio-based asset manager for a hotel portfolio, since
                                                          1965, and, in addition, has served as the Vice Chairman
                                                          since 1997 and the Managing Director from 1993 to 1997 of
                                                          Bank One Capital Corporation, a real estate investment
                                                          group. Mr. Pickett serves on the Board of Directors of
                                                          Wendy's International, Inc. and Metatec Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Ownership of and transactions in the common shares of the Company by executive officers, directors and persons who own more than 10% of the common shares are required to be reported to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934. Based solely on a review of the copies of reports furnished to the Company and representations of certain executive officers and directors, the Company believes that during fiscal 1998 its officers, directors and greater than 10% beneficial owners complied with such filing requirements, except Thomas J. Klimback, former Chief Financial Officer, who resigned in December 1998. Mr. Klimback failed to file a Form 5 for 1998 for stock options granted during 1998 (see "Executive Compensation - Grants of Options" for description of transaction and "Executive Compensation - Option Exercises and Holdings" for unexercised options as of December 31, 1998).

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of the Company's executive officers:

NAME                                          AGE    POSITION
----                                          ---    --------
Richard R. Slager ..........................  45     Chairman of the Board and Chief Executive Officer
Pete A. Klisares............................  63     Director, President and Chief Operating Officer
Stephen Lewis ..............................  53     Senior Vice President, Development, General Counsel and
                                                     Assistant Secretary
Mark N. Mace ..............................   43     Senior Vice President, Finance and Treasurer
Charles H. McCreary .......................   46     Director and Secretary

         For additional information regarding Messrs. Slager, Klisares and McCreary, see "Directors" above.

         Stephen Lewis has served as Senior Vice President, Development and General Counsel of the Company since November 1993. Prior to joining the Company, Mr. Lewis was general counsel of VOCA Corporation, a multi-state operator of residential centers for persons with mental retardation and other developmental disabilities.

         Mark N. Mace has served as Senior Vice President, Finance and Treasurer of the Company since March 1996. Prior to joining the Company, Mr. Mace was a Senior Manager with Deloitte & Touche LLP, a national accounting firm.

         Officers serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows, for the years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, the four most highly compensated executive officers of the Company whose compensation exceeded $100,000 and two individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer for the Company at the end of 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL                 LONG-TERM
                                                         COMPENSATION             COMPENSATION
                                                  ---------------------------   ---------------

                                                                                  SECURITIES          ALL OTHER
                                                                                  UNDERLYING        COMPENSATION
                                       FISCAL       SALARY        BONUS (1)        OPTIONS               (2)
NAME AND PRINCIPAL POSITION             YEAR          ($)            ($)             (#)                 ($)
----------------------------------    ---------   ------------ -- -----------   ---------------    ----------------

Richard R. Slager............         1998            220,000         65,000         25,000                7,579
Chairman of the Board                 1997            220,000         45,147         40,000                6,526
   and Chief Executive                1996            191,154         46,954         20,000                5,417
   Officer

Pete A. Klisares (3).........         1998            150,000         46,000         30,000                6,990
President and Chief                   1997             55,385         14,000         50,000                    0
   Operating Officer

Stephen Lewis................         1998            100,181         13,000          7,500                    0
Senior Vice President,                1997             97,169          2,927              0                    0
  Development, General                1996             90,380         24,674          7,500                    0
  Counsel and Assistant
  Secretary

Mark N. Mace (4).............         1998            100,000         13,000          5,000                    0
   Senior Vice President,             1997             97,407          6,255          2,500                    0
 Finance and Treasurer                1996             75,308          5,463          7,500                    0

John K. Knutson (5)..........         1998            123,311         21,000         27,500               20,000
Executive Vice President,             1997            129,960         21,480          5,000               13,137
   Operations                         1996            101,424         15,000          7,500               33,323

Thomas J. Klimback (6).......         1998            130,000         24,000         10,000               93,100
   Chief Financial Officer            1997             25,000          8,000         50,000                    0


---------------
(1) The Named Executive Officers participate in the Company's profit sharing plan together with substantially all the employees of the Company. For residence employees, profit sharing is based on the operating profit of the residence. For other employees, profit sharing is based on the overall results of the Company. Cash payments are made quarterly.

(2)      All Other Compensation for the Named Executive Officers consists of:
         (i) on behalf of Mr. Slager, life insurance premiums paid by the Company in 1996 and automobile lease payments paid by the Company in 1998 and 1997; (ii) on behalf of Mr. Klisares, automobile lease payments paid by the Company in 1998; (iii) on behalf of Mr. Knutson, forgiveness of an amount owed to the Company by Mr. Knutson in 1998 and moving and relocation expenses paid by the Company in 1997 and 1996; and (iv) on behalf of Mr. Klimback, severance payments of $67,500 and moving and relocation expenses paid by the Company.

(3) In August 1997, Mr. Klisares was hired as the Company's President and Chief Operating Officer at an annual salary of $150,000.

(4) In March 1996, Mr. Mace was hired as the Company's Senior Vice President, Finance and Treasurer at an annual salary of $87,500.

(5) In February 1996, Mr. Knutson was hired as the Company's Senior Vice President of Operations for an annual base salary of $120,000. In September 1998, the Company accepted Mr. Knutson's resignation.

(6) In October 1997, Mr. Klimback was hired as the Company's Chief Financial Officer at an annual salary of $130,000. Mr. Klimback resigned in December 1998.


GRANTS OF OPTIONS

         The following table sets forth information concerning individual grants of options made during 1998 to each of the Named Executive Officers. The Company has never granted stock appreciation rights.

                      OPTION GRANTS IN THE LAST FISCAL YEAR


                                             Individual Grants (1)
--------------------------------------------------------------------------------------    Potential Realizable
                                                % of                                        Value at Assumed
                             Number of          Total                                    Annual Rates of Stock
                             Securities        Options                                     Price Appreciation
                             Underlying      Granted to      Exercise                     FOR OPTION TERM (2)
                              Options        Employees in     Price      Expiration      ----------------------
          Name              Granted (#)      Fiscal Year    ($/Share)       Date          5%($)         10%($)
          ----              -----------      -----------    ---------       ----          -----         ------
Richard R. Slager             25,000           12.8%           9.00      08/11/2008       141,500       358,500

Pete A. Klisares              30,000           15.4%           9.00      08/11/2008       169,800       430,200

Stephen Lewis                  7,500            3.8%           9.00      08/11/2008        42,450       107,550

Mark N. Mace                   5,000            2.6%           9.00      08/11/2008        28,300        71,700

John K. Knutson               27,500           14.1%           9.00                (3)           -             -

Thomas J. Klimback            10,000            5.1%           9.00                (3)           -             -


--------------
(1) All options are non-qualified options granted under the Company's 1996 Incentive Stock Plan. All above options become exercisable in four equal annual portions commencing on the second anniversary of the date of grant, except Mr. Klisares' options which become exercisable in four equal quarterly portions commencing December 31, 1998. If the Company experiences a change of control, all of Mr. Klisares' remaining unvested options shall immediately vest.

(2) The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the common shares of the Company over the term of the options. There can be no assurances that the potential realizable values reflected in this table will be achieved.

(3)      Officers resigned in 1998 and options have expired.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to unexercised options and the value of unexercised in-the-money options as of December 31, 1998, held by each of the Named Executive Officers. No options were exercised during 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                              Number of                            Value of
                                             Securities                           Unexercised
                                             Underlying                          In-the-Money
                                         Unexercised Options                      Options at
                                       at Fiscal Year-End (#)                 Fiscal Year End ($)
                                 ------------------------------------ ------------------------------------

            Name                   Exercisable       Unexercisable      Exercisable       Unexercisable
------------------------------   ----------------   ----------------- -----------------  -----------------
Richard R. Slager                          5,000              80,000            16,250            365,000
Pete A. Klisares                          57,500              22,500           304,375            163,125
Stephen Lewis                              1,875              13,125             6,094             72,656
Mark N. Mace                               1,875              13,125             6,094             67,656
John K. Knutson                              -                   -                 -                  -
Thomas J. Klimback                        15,625              34,375            52,734            116,016

EMPLOYMENT AGREEMENTS

         In connection with the proposed merger between the Company and Sunrise Assisted Living, Inc., Richard R. Slager, the Company's Chairman and Chief Executive Officer, entered into a new employment agreement with the Company for a term of six months following the closing of the merger. The new employment agreement requires Mr. Slager to devote full-time to his duties, and entitles Mr. Slager to receive:

         -        an annual salary of $175,000;

         - a payment of $145,000 upon the closing of the merger, of which $100,000 will be a prepayment in exchange for an agreement not to compete;

         - a payment of $440,000 from the Company upon the earlier of six months following the merger or his termination of employment; and

         - upon termination of his employment, title to the Company automobile used by him.

         In connection with the merger, Pete A. Klisares, the Company's President, also entered into a new employment agreement with the Company for a term of six months following the closing of the merger. The new employment agreement requires Mr. Klisares to devote approximately one-half time to his duties, and entitles Mr. Klisares to receive:

         -        a base salary of $600 per business day;

         -        a payment of $18,000 upon the closing of the merger;

         - a payment of $150,000 from the Company upon the earlier of six months following the merger or his termination of employment; and

         - upon the closing of the merger, title to the Company automobile used by him.

         In the aggregate, Mr. Slager's employment benefits total approximately $722,000 and Mr. Klisares' employment benefits total approximately $257,000.

COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no additional compensation for their services as members of the Board of Directors or as members of Board committees. Directors who are not officers or employees of the Company are paid a quarterly fee of $3,000, as well as additional fees of $1,000 for each meeting of the Board or of a Board committee attended by such Director. The Company's Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. In addition, pursuant to the Plan, each Director who is not an employee of the Company receives a grant of an option to purchase 6,000 common shares upon his or her election as a director and an annual option thereafter to purchase 2,000 common shares.

COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors of the Company is comprised of four outside directors, none of whom is or was formerly an officer of the Company. The members of the Compensation Committee are Bernadine P. Healy, John S. Christie, John H. McConnell and David H. Hoag.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to each person known by the Company to own beneficially more than five percent of any class of the Company's voting securities. The Company believes that each individual or entity named has sole investment and voting power with respect to the Common Shares indicated as beneficially owned by such individual or entity, except as otherwise noted.

     Name and Address of                                   Amount and Nature of                   Percent of
       Beneficial Owner                                    Beneficial Ownership                     Class
     -------------------                                   --------------------                   ----------
JMAC, Inc.                                                   2,250,000 (5)                          32.9%
   150 E. Wilson Bridge Road, Suite 230
   Worthington, Ohio 43085
John H. McConnell                                            2,265,800 (1)(2)(5)                    33.1%
   150 E. Wilson Bridge Road, Suite 230
   Worthington, Ohio 43085
Richard R. Slager                                              730,020 (3)(5)                       10.7%
   Karrington Health, Inc.
   919 Old Henderson Road
   Columbus, Ohio 43220
Ohio PERS                                                      600,000 (4)                           8.8%
   277 East Town Street
   Columbus, Ohio 43215
Alan B. Satterwhite                                            560,110 (4)                           8.2%
   Famous Photography, Inc.
   4663 Kenny Road
   Columbus, Ohio 43220

-------------
(1) Includes currently exercisable options to purchase 10,000 common shares and 800 common shares held of record by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

(2) Includes all of the common shares held of record by JMAC, Inc. ("JMAC"). Mr. McConnell is the Chairman of the Board of JMAC, and the directors of JMAC have given him sole voting and investment power in the common shares of the Company held by it.

(3) Includes 200,000 common shares held of record by Mr. Slager's wife with respect to which he disclaims beneficial ownership and currently exercisable options to purchase 5,000 shares.

(4)      Based upon filings with the Securities and Exchange Commission.

(5) Each of the Company's executive officers and directors and JMAC, Inc. has entered into a shareholder's agreement with Sunrise Assisted Living, Inc. ("Sunrise"). Under these shareholder agreements, the Company's directors and executive officers and JMAC, Inc. each granted Sunrise an irrevocable proxy to vote all of their Company common shares in favor of the amended merger agreement and against any competing third party transaction.


         The following table sets forth the number and percentage of outstanding common shares beneficially owned as of March 15, 1998 by (i) each director of the Company; (ii) each executive officer of the Company included in the Summary Compensation Table; and (iii) all directors and executive officers of the Company as a group. The Company believes that each individual or entity named has sole investment and voting power with respect to the common shares indicated as beneficially owned by such individual or entity, except as otherwise noted.

NAME OF                                         AMOUNT AND NATURE OF                     PERCENT OF
BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP                      CLASS (1)
----------------                                 --------------------                    ----------
Sunrise Assisted Living, Inc.                     3,038,068 (12)                            44.4%
Richard R. Slager                                   730,020 (2)(11)                          1.0%
Pete A. Klisares                                     71,675 (3)(11)                             *
Stephen Lewis                                         2,175 (4)(11)                             *
Mark N. Mace                                          3,803 (5)(11)                             *
John K. Knutson                                           0                                     *
Thomas J. Klimback                                   18,750 (13)                                *
Charles H. McCreary                                  12,970 (6)(7)(11)                          *
Michael H. Thomas                                    16,000 (6)(11)                             *
John S. Christie                                     13,700 (6)(8)(11)                          *
Bernadine P. Healy                                   11,300 (6)(11)                             *
David H. Hoag                                        12,000 (6)(11)                             *
John H. McConnell                                 2,265,800 (9)(11)                         33.1%
James V. Pickett                                     13,000 (6)(10)(11)                         *
Harold A. Poling                                     20,000 (6)(11)                             *
Robert D. Walter                                     30,000 (6)(11)                             *
All directors and executive
  officers as a group (13 persons)                3,202,443 (2)(7)(8)(9)(10)(11)(12)        45.7%

-------------
*        Less than 1%.

(1) The percent of class is based upon the sum of (i) 6,839,368 common shares outstanding on March 15, 1999 and (ii) the number of common shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options under the Karrington Health, Inc. 1996 Incentive Stock Plan (the "Plan") which are exercisable within 60 days of March 15, 1999.

(2)      See Note 3 to preceding table.

(3) Includes currently exercisable options to purchase 65,000 common shares.

(4)      Includes currently exercisable options to purchase 1,875 common shares.

(5)      Includes currently exercisable options to purchase 2,500 common shares.

(6) Includes currently exercisable options to purchase 10,000 common shares.

(7) Includes 1,700 common shares as to which Mr. McCreary has shared voting and investment power with his wife and 970 common shares held by Mr. McCreary as custodian for his minor children.

(8) Includes 500 common shares to which Mr. Christie has shared voting and investment power.

(9)      See Notes 1 and 2 to preceding table.

(10) Includes 3,000 common shares as to which Mr. Pickett has shared voting and investment power.

(11) Includes currently exercisable options to purchase 164,375 common shares.

(12) On October 18, 1998, the Company and Sunrise Assisted Living, Inc. ("Sunrise"), a provider of assisted living for seniors, entered into a definitive agreement, as amended March 4, 1999, for Sunrise to acquire the Company in a tax-free, stock-for-stock transaction valued at approximately $94.9 million. Under the merger agreement, as amended, the Company would become a wholly owned subsidiary of Sunrise, and each issued and outstanding share of the Company's common stock would be automatically converted into the right to receive 0.3333 shares of Sunrise common stock. Sunrise expects to account for the acquisition of the Company using the purchase method of accounting. Each of the Company's executive officers and directors has entered into shareholder agreements with Sunrise. Under these shareholder agreements, the Company's directors and executive officers each granted Sunrise an irrevocable proxy to vote all of their Company common shares in favor of the amended merger agreement and against any competing third party transaction.

(13) Includes currently exercisable options to purchase 18,750 common shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1997, the Company entered into a $7.5 million promissory note with JMAC, Inc., an investment company owned by John H. McConnell and John
P. McConnell, the Founder and Chairman, respectively, of Worthington Industries, Inc., pursuant to which JMAC agreed to provide up to $7.5 million in loans to the Company during a commitment period expiring in January 2000. Interest is payable monthly and accrues at a bank's prime rate. Interest cost incurred in 1998 was $660,000 with respect to this agreement. The amount outstanding at December 31, 1998 and as of March 15, 1999 was $7.5 million.

         In March 1999, JMAC provided a $4.0 commitment to the Company for working capital needs which terminates the earlier of the closing of the Sunrise merger or January 1, 2000.

         On April 1, 1998, the Company entered into a $4.0 million promissory note with JMAC pursuant to which JMAC agreed to provide up to $4.0 million in loans to the Company during a commitment period expiring on the earlier of (i) June 30, 1998 or (ii) the closing of a specific sale/leaseback transaction. Interest was payable monthly and accrued at a bank's prime rate. The amount outstanding of $3.5 million was repaid in April 1998 at which time the commitment expired.

         Charles H. McCreary, the Company's Secretary and a Director, is a partner in the law firm of Bricker & Eckler, which provides legal services to the Company in connection with a variety of business and organizational matters.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)&(2)       FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See index to financial statements and financial statement schedules at page F-1.

     (3)          EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION                                     REFERENCE
-------                                        -----------                                     ---------
  2.1            Stock Purchase Agreement dated April 24, 1997 by and among
                 Kensington Cottages Corporation of America, Karrington Health,
                 Inc., Kensington Cottages Corporation of Minnesota and the
                 individual shareholders of Kensington Cottages Corporation of
                 Minnesota                                                                        (2)


  2.2            Agreement and Plan of Merger dated April 24, 1997 by and among
                 Karrington Health, Inc., Kensington Mergeco, Inc., Kensington
                 Management Group, Inc., and Jon D. Rappaport                                     (2)

  2.3            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Buffalo Hills
                 Residence and Jon D. Rappaport                                                   (2)

  2.4            Asset Purchase Agreement dated April 24, 1997, by and among Kensington
                 Cottages Corporation  of America, Karrington Health, Inc.,
                 Centex-Kensington (Mankato I) Partnership, Centex Senior Services
                 Corporation, Centex Life Solutions, Inc., Kensington Cottages
                 Corporation of Mankato and Jon D. Rappaport                                      (2)

  2.5            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of North Dakota and the individual shareholders of
                 Kensington Cottages Corporation of North Dakota                                  (2)

  2.6            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Rochester and Jon D. Rappaport                           (2)

  2.7            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Iowa and the individual shareholders of
                 Kensington Cottages Corporation of Iowa                                          (2)

  2.8            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Bismarck
                 Investors, Kensington Living Centers, Inc. and Jon D. Rappaport                  (2)

  2.9            Agreement of merger dated October 18, 1998 by and among Karrington
                 Health, Inc. and Sunrise Assisted Living, Inc.                                   (3)

  2.10           Amendment No. 1 to agreement of merger, dated as of March 4, 1999 by
                 and among Karrington Health, Inc. and Sunrise Assisted Living, Inc.              (4)

  3.1            Form of Amended Articles of Incorporation of the Company                         (1)

  3.2            Form of Code of Regulations of the Company                                       (1)

 10.1            1996 Incentive Stock Plan *                                                      (1)

 10.4            Registration Rights Agreement dated May 8, 1996, by and among the
                 Company and the Investors (as defined therein)                                   (1)

 10.6            Letter of Intent dated April 29, 1996, by and between the Company and
                 Sisters of Charity Health Care Systems, Inc.                                     (1)

 21              Subsidiaries of the Registrant                                                   (6)

 23.1            Consent of Ernst & Young LLP                                                     (6)

 24.1            Power of Attorney - Richard R. Slager                                            (6)

 24.2            Power of Attorney - Pete A. Klisares                                             (6)

 24.3            Power of Attorney - Mark N. Mace                                                 (6)

 24.4            Power of Attorney - Charles S. McCreary                                          (6)

 24.5            Power of Attorney - John S. Christie                                             (6)

 24.6            Power of Attorney - Bernadine P. Healy                                           (6)

 24.7            Power of Attorney - David H. Hoag                                                (6)

 24.8            Power of Attorney - John H. McConnell                                            (6)

 24.9            Power of Attorney - James V. Pickett                                             (6)

 24.10           Power of Attorney - Harold A. Poling                                             (6)

 24.11           Power of Attorney - Michael H. Thomas                                            (6)

 24.12           Power of Attorney - Robert D. Walter                                             (6)

 27              Financial Data Schedule (7)                                                      (6)

 99.1            Option Agreement dated October 18, 1998 by and among Karrington Health,
                 Inc. and Sunrise Assisted Living, Inc.                                           (5)

 99.2            Form of Shareholder Agreement dated October 18, 1998 by and among
                 Karrington Health, Inc. and Karrington Health, Inc. affiliates, for the
                 benefit of Sunrise Assisted Living, Inc.                                         (5)

 99.3            Safe Harbor Under the Private Securities Litigation Reform Act of 1995           (6)

         -------------------
         (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

         (2) Included as an exhibit by the same number in the Company's Form 8-K/A filed on May 21, 1997 and incorporated herein by reference.

         (3) Included as exhibit 2.1 to the Company's report on Form 8K dated October 30, 1998 and incorporated herein by reference.

         (4) Included as exhibit 2.1 to the Company's report on Form 8K dated March 5, 1998 and incorporated herein by reference.

         (5) Included as an exhibit by the same number in the Company's report on Form 8K dated October 30, 1998 and incorporated herein by reference.

         (6)      Filed herewith.

         (7)      No restated Financial Data Schedules are required to be filed.

         *        Management contract or compensatory plan or arrangement.

(b)               REPORTS ON FORM 8-K

         The Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 1998 reported under Item 5, Other Events, that as of October 18, 1998, the Company had entered into an agreement of merger with Sunrise Assisted Living, Inc.

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

                                                   Karrington Health, Inc.

                                                   By: /S/  RICHARD R. SLAGER
                                                       -----------------------
                                                         Richard R. Slager
                                                         Chairman of the Board

                                                   Date:  March 30, 1999

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                                         TITLE                                DATE

/S/  RICHARD R. SLAGER                  Chairman of the Board and Chief Executive             March 30, 1999
-----------------------
Richard R. Slager                       Officer (Principal Executive Officer)

/S/  PETE A. KLISARES *                 President, Chief Operating Officer and Director       March 30, 1999
-----------------------
Pete A. Klisares

/S/  MARK N. MACE *                     Senior Vice President, Finance and Treasurer          March 30, 1999
--------------------
Mark N. Mace                            (Principal Financial and Accounting Officer)

/S/  CHARLES H. MCCREARY*               Secretary and Director                                March 30, 1999
--------------------------
Charles H. McCreary

/S/  JOHN S. CHRISTIE *                 Director                                              March 30, 1999
------------------------
John S. Christie

/S/ BERNADINE P. HEALY, M.D. *          Director                                              March 30, 1999
-------------------------------
Bernadine P. Healy, M.D.

/S/ DAVID H. HOAG *                     Director                                              March 30, 1999
--------------------
David H. Hoag

/S/ JOHN H. MCCONNELL *                 Director                                              March 30, 1999
------------------------
John H. McConnell

/S/ JAMES V. PICKETT *                  Director                                              March 30, 1999
-----------------------
James V. Pickett

/S/ HAROLD A. POLING *                  Director                                              March 30, 1999
-----------------------
Harold A. Poling

/S/ MICHAEL H. THOMAS *                 Director                                              March 30, 1999
------------------------
Michael H. Thomas

/S/  ROBERT D. WALTER *                 Director                                              March 30, 1999
------------------------
Robert D. Walter

         * By: /S/  RICHARD R. SLAGER
               -----------------------
                  Richard R. Slager
                  (Attorney-in-Fact)

                             KARRINGTON HEALTH, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           (ITEMS 14 (a) (1) AND (2) )



1.       DESCRIPTION OF FINANCIAL STATEMENTS                                            PAGE
                                                                                        ----
         Report of Independent Auditors                                                  F-2

         Consolidated Balance Sheets                                                     F-3

         Consolidated Statements of Operations                                           F-4

         Consolidated Statements of Equity                                               F-5

         Consolidated Statements of Cash Flows                                           F-6

         Notes to Consolidated Financial Statements                                      F-7


2.       FINANCIAL STATEMENT SCHEDULES                                                  PAGE
                                                                                        ----
         Schedule II - Valuation and Qualifying Accounts                               F - 20

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF KARRINGTON HEALTH, INC.

         We have audited the accompanying consolidated balance sheets of Karrington Health, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Karrington Health, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/  Ernst & Young LLP



Columbus, Ohio
March 5, 1999

                    KARRINGTON HEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                            1998                   1997
                                                     ------------------ -- -------------------
ASSETS

Current assets:

     Cash and cash equivalents ....................     $   2,737,566     $   4,370,488
     Receivables:
         Trade ....................................         1,157,492           482,597
         Due from lessor ..........................         1,727,011         4,330,981
         Affiliates ...............................           837,650           649,172
       Land sold subject to put right .............         2,100,000              --
       Prepaid expenses ...........................           903,209           281,722
                                                        -------------     -------------
         Total current assets .....................         9,462,928        10,114,960
Property and equipment - net ......................       117,248,600       115,983,043
Costs in excess of net assets acquired - net ......         8,081,542         8,231,073
Other assets - net ................................         6,379,419         6,986,724
                                                        -------------     -------------
         Total assets .............................     $ 141,172,489     $ 141,315,800
                                                        -------------     -------------
                                                        -------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities .....     $   4,537,435     $   2,535,969
     Construction payables ........................         2,932,032         4,717,230
     Deposit on sale of land ......................         2,100,000              --
     Notes payable ................................        10,326,011         6,000,000
     Payroll and related taxes ....................           895,054         1,080,884
     Unearned resident fees .......................           969,459           861,266
     Interest payable .............................           747,426           614,919
     Current portion of long-term obligations .....           392,549           998,523
                                                        -------------     -------------
         Total current liabilities ................        22,899,966        16,808,791
Long-term debt, less current portion ..............        95,752,693        97,067,298
Deferred gain on sale/leasebacks ..................         9,125,532              --
Other long-term obligations .......................         1,069,687           440,169
Deferred income taxes .............................           493,000           493,000
Minority interests ................................           784,226              --
Shareholders' equity:
     Common shares, without par value .............        33,501,855        33,484,712
     Accumulated deficit ..........................       (22,454,470)       (6,978,170)
                                                        -------------     -------------
         Total shareholders' equity ...............        11,047,385        26,506,542
                                                        -------------     -------------
         Total liabilities and shareholders' equity     $ 141,172,489     $ 141,315,800
                                                        -------------     -------------
                                                        -------------     -------------

See accompanying notes.

                    KARRINGTON HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1998               1997             1996
                                                  ------------      ------------      ------------
Revenues:
     Residence operations ...................     $ 33,883,433      $ 18,538,832      $  8,952,759
     Development and project
        management fees .....................          942,062           681,051           642,803
                                                  ------------      ------------      ------------
         Total revenues .....................       34,825,495        19,219,883         9,595,562
Expenses:
     Residence operations ...................       28,289,171        13,683,245         6,485,837
     General and administrative .............        6,465,454         4,432,635         2,772,727
     Depreciation and amortization ..........        5,231,678         2,684,297         1,379,060
     Rent expense ...........................        3,992,822           259,114            89,121
     Unusual charges ........................             --           1,380,000              --
                                                  ------------      ------------      ------------
         Total expenses .....................       43,979,125        22,439,291        10,726,745
                                                  ------------      ------------      ------------

Operating income (loss) .....................       (9,153,630)       (3,219,408)       (1,131,183)
Interest expense ............................       (5,882,378)       (2,743,353)       (1,271,561)
Interest income .............................          337,490           348,711           470,065
Equity in net loss of unconsolidated entities         (631,556)         (246,354)           (7,157)
Minority interest of consolidated entity.....          193,774              --                 --
                                                  ------------      ------------      ------------

Loss before income taxes ....................      (15,136,300)       (5,860,404)       (1,939,836)
Income tax benefit (provision) ..............         (340,000)          190,000          (683,000)
                                                  ------------      ------------      ------------
Net loss ....................................     $(15,476,300)     $ (5,670,404)     $ (2,622,836)
                                                  ------------      ------------      ------------
                                                  ------------      ------------      ------------

Net loss per common share - basic and
     diluted ................................     $      (2.26)     $       (.83)
Weighted average number of common
     shares outstanding .....................        6,838,400         6,792,200



See accompanying notes.

                    KARRINGTON HEALTH, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF EQUITY

                                             COMMON SHARES            ACCUMULATED       PARTNERS'
                                        SHARES         AMOUNT           DEFICIT           EQUITY           TOTAL
                                     ----------------------------------------------------------------------------------
Balance at January 1, 1996..........            --             --               --    $    5,840,907 $    5,840,907
    Net loss........................            --             --  $   (1,307,766)       (1,315,070)    (2,622,836)
    Reorganization transaction......     4,350,000 $    4,525,837               --       (4,525,837)             --
    Net proceeds from public
       offering.....................     2,350,000     27,458,875               --                --     27,458,875
                                     ----------------------------------------------------------------------------------
Balance at December 31, 1996........     6,700,000     31,984,712      (1,307,766)                --     30,676,946
    Net loss........................            --             --      (5,670,404)                --    (5,670,404)
    Common shares issued............       137,363      1,500,000               --                --      1,500,000
                                     ----------------------------------------------------------------------------------
Balance at December 31, 1997........     6,837,363     33,484,712      (6,978,170)                --     26,506,542
      Net loss......................            --             --     (15,476,300)                --   (15,476,300)
      Common shares issued..........         2,005         17,143               --                --         17,143
                                     ----------------------------------------------------------------------------------
Balance at December 31, 1998........     6,839,368 $   33,501,855  $  (22,454,470)     $          -- $   11,047,385
                                     ----------------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------------

See accompanying notes.

                    KARRINGTON HEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                             1998              1997              1996
                                                                         -------------     -------------     -------------
OPERATING ACTIVITIES
Net loss ...........................................................     $(15,476,300)     $ (5,670,404)     $ (2,622,836)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for terminated projects and unusual
     charges .......................................................          885,000         1,191,909              --
   Depreciation and amortization ...................................        5,231,678         2,684,297         1,379,060
   Minority interest ...............................................         (193,774)             --                --
   Deferred income taxes ...........................................             --            (190,000)          683,000
   Loss on disposal of assets ......................................             --                --              10,060
   Equity in net loss of unconsolidated entities....................          631,556           246,354             7,157
   Change in operating assets and liabilities:
     Receivables ...................................................        2,617,509        (4,370,716)          (17,016)
     Prepaid expenses ..............................................         (621,487)       (2,417,333)          (71,433)
     Pre-opening costs .............................................       (3,181,354)       (1,316,495)         (639,908)
       Accounts payable and accrued
             Liabilities ...........................................        2,602,069         5,445,275           174,268
     Other assets and liabilities ..................................         (180,906)          456,646           166,870
                                                                         -------------     -------------     -------------
   Net cash used in operating activities ...........................       (7,686,009)       (3,940,467)         (930,778)
INVESTING ACTIVITIES
Purchases of property and equipment ................................      (42,744,414)      (56,234,016)      (25,670,838)
Decrease (increase) in escrow balances .............................       (1,035,690)          587,811        (1,146,004)
Equity contributions to unconsolidated entities ....................             --                --          (1,347,753)
Distributions from unconsolidated entity ...........................          200,000           225,000           339,767
Acquisition of Kensington - net of cash acquired ...................             --          (4,182,733)             --
Proceeds from sale of assets .......................................       41,632,582         6,010,832           101,202
                                                                         -------------     -------------     -------------
   Net cash used in investing activities............................       (1,947,522)      (53,593,106)      (27,723,626)

FINANCING ACTIVITIES
Net proceeds from common stock issuance ............................           17,143              --          27,458,875
Proceeds from notes payable ........................................        4,326,011         6,000,000              --
Proceeds from mortgages ............................................       31,436,446        37,516,826        21,744,390
Repayment of mortgages .............................................      (27,759,794)       (1,258,852)       (7,165,025)
Proceeds from affiliated entity ....................................             --           7,500,000         5,501,535
Repayment of amounts due affiliated entity .........................             --                --          (5,535,375)
Payments of financing fees .........................................         (997,197)         (137,098)       (1,211,644)
Minority interest capital contribution .............................          978,000              --                --
                                                                         -------------     -------------     -------------
   Net cash provided by financing activities .......................        8,000,609        49,620,876        40,792,756
                                                                         -------------     -------------     -------------
Increase (decrease) in cash and cash equivalents ...................       (1,632,922)       (7,912,697)       12,138,352
Cash and cash equivalents at beginning of year .....................        4,370,488        12,283,185           144,833
                                                                         -------------     -------------     -------------
Cash and cash equivalents at end of year ...........................     $  2,737,566      $  4,370,488      $ 12,283,185
                                                                         -------------     -------------     -------------
                                                                         -------------     -------------     -------------
Supplemental disclosure of cash flow Information:
Cash paid for interest .............................................     $  7,333,293      $  4,653,534      $  2,280,810


  See accompanying notes

                    KARRINGTON HEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.       DESCRIPTION OF THE BUSINESS

         The Company is a developer, owner and operator of licensed, assisted living residences which provides quality professional, personal and health-care services, including an emphasis on Alzheimer's care, for individuals needing assistance with activities of daily living. These activities include bathing, dressing, meal preparation, housekeeping, taking medications, transportation, and other activities that, because of the residents' conditions, are difficult for residents to accomplish in an independent living setting. The Company offers its customers a dignified residential environment focused on quality of life. The Company also provides development, support and management services to its joint ventures and others in the long-term care industry. As of December 31, 1998, the Company, including joint ventures, had 40 residences open in Ohio, Michigan, Pennsylvania, Indiana, Illinois, Minnesota, North Carolina, North Dakota, Iowa, Colorado and New Mexico and 10 residences under construction in Ohio, Minnesota, North Carolina and Michigan.

         Karrington Health, Inc. was incorporated in April 1996 to become the parent of Karrington Operating Company (Karrington Operating) upon the consummation of the reorganization transactions which occurred immediately prior to the effective date of the registration statement (see Note 9). Hereinafter, all references to the "Company" encompass Karrington Operating and Karrington Health, Inc. Karrington Operating was an Ohio General Partnership founded in 1991 by DevelopMed Associates, Inc. (Associates) and JMAC Properties, Inc., a private investment company, the principal shareholder of which is JMAC, Inc.
(JMAC). Effective December 31, 1996, the net assets of Karrington Operating and three other related partnerships were distributed to new subsidiary corporations of Karrington Health, Inc. The trade name "Karrington Communities," a Registered Trademark, is the operating name of all residences owned and operated by the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements reflect the operations and development activities of the Company, including all wholly-owned subsidiaries and a majority-owned entity. Significant intercompany transactions and accounts are eliminated in consolidation. The minority interests on the December 31, 1998 balance sheet and in the 1998 statement of operations represent a 30% interest in an assisted living residence located in Chicago, Illinois that opened in October 1998. The Company owns a 70% controlling interest in the project that it developed, constructed and manages. Accordingly, the Company consolidates the balance sheet and results of operations of this residence.

         DISCLOSURES ABOUT SEGMENTS

         The Company is required to adopt the disclosure provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. The Company has determined that it has just one reportable segment as described in Note 1.

         USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company uses the equity method of accounting for its investments in its 19.9%-50% jointly-owned ventures, which were formed to operate assisted living residences (see Note 7).

         REVENUE RECOGNITION

         The Company recognizes assisted living service fee revenue in the period in which it is earned. Payments received in advance are reflected as unearned resident fees in the accompanying consolidated financial statements. Community fees are payments received from residents at move in and may be refundable ratably over three months from the date of admission if the resident moves out. Community fees are recognized as revenue when received less an estimate of the amount that may be refunded. The Company performs development and project management consulting services for its joint ventures and recognizes revenue for these fees as the services are provided.

         CASH EQUIVALENTS

         The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates their fair value.

         RECEIVABLES DUE FROM LESSOR

         Pursuant to the Company's lease commitments (see Note 6), funds provided by the lessor for costs to develop and construct assisted living residences are used by the Company to pay the related construction costs. The Company does not have the legal right to offset construction payables against amounts due from the lessor. Accordingly, receivables due from the lessor represent construction costs incurred that have not yet been reimbursed by the lessor.

         PROPERTY

         Property and equipment are recorded at cost. In connection with the development of residence projects, the Company has entered into land purchase contracts, agreements with architects, financing agreements and construction contracts which are administered by the Company. All costs related to the development of residences are capitalized during the construction period. Indirect project development and pre-acquisition costs are allocated to projects and also are capitalized. Depreciation is computed when assets are placed in service, using the straight-line method over the respective useful lives of each class of asset which generally are as follows:

                   Land improvements..................        15 years
                   Buildings..........................        40 years
                   Furnishings and equipment..........        3 - 10 years


Property and equipment consists of the following:

                                                                          DECEMBER 31,
                                                         -----------------------------------------------
                                                                 1998                      1997
                                                         ----------------------     --------------------

      Land and land improvements....................     $       10,857,263         $       7,346,278
      Buildings.....................................             82,226,796                56,038,464
      Furnishings and equipment.....................              9,500,427                 7,099,275
      Construction-in-progress......................             18,666,261                49,425,405
                                                         ----------------------     --------------------
           Total....................................            121,250,747               119,909,422
      Accumulated depreciation......................            (4,002,147)                (3,926,379)
                                                         ----------------------     --------------------

      Property and equipment - net..................     $      117,248,600          $    115,983,043
                                                         ----------------------     --------------------
                                                         ----------------------     --------------------

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

         ORGANIZATION AND PRE-OPENING COSTS

         Organization costs are amortized using the straight-line method over five years.

         Pre-opening costs include costs to hire and train staff, costs to prepare the residence for operation and other related costs incurred prior to opening. Costs incurred in connection with preparing the residence for opening and initial occupancy are capitalized and amortized over one year commencing with the opening of the residence.

         In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that the costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged. Management will apply the provisions of the SOP in the first quarter of 1999. The application of SOP 98-5 will require the Company to write-off all existing deferred preopening and organization costs ($1.9 million at January 1, 1999) and expense all such items as incurred on a prospective basis.

         DEFERRED FINANCING COSTS

         Financing costs are capitalized and amortized using the interest method over the term of the related financing.

         ADVERTISING EXPENSE

         The Company records advertising expenditures in accordance with the provisions of AICPA SOP 93-7, "Reporting on Advertising Costs," which requires advertising expenditures to be expensed as incurred. Advertising expenditures were approximately $1,328,000, $709,000 and $424,000 for 1998, 1997 and 1996,
respectively.

         INCOME TAXES

         Partnership taxable income and losses were allocated to the partners for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes was recorded prior to July 18, 1996 (see Note 8).

         NET LOSS PER COMMON SHARE

         Net loss per common share - basic and diluted for 1998 and 1997 is computed based on the weighted average number of shares outstanding during the period as the effect of including any common share equivalents would be antidilutive. Common share equivalents are comprised of outstanding stock options. For 1996, the Company had a proforma net loss per share of $0.48. The proforma net loss per share - basic and diluted for 1996 is computed based on the weighted average number of shares outstanding during 1996 based on 4,350,000 common shares outstanding following the reorganization (described in Note 9) and the 2,350,000 common shares issued as a result of the Company's initial public offering in July 1996.

         RECLASSIFICATIONS

         Certain 1997 and 1996 balances have been reclassified to conform to the 1998 presentation.

3.       ACQUISITION

         On April 30, 1997, the Company completed the acquisition, except for one entity which was completed on July 1, 1997, of Kensington Management Group, Inc. and affiliates (Kensington) of Golden Valley, Minnesota. Kensington operates innovative Alzheimer's care communities under the name Kensington Cottages which provide Alzheimer's care programs using medical directors with geriatric and dementia specialties. As of December 31, 1998, Kensington had 12 residences open and four residences complete and being readied to open for a total of 523 beds in three states.

         The aggregate purchase price approximated $28 million, including cash, the issuance of 137,363 of the Company's common shares, and approximately $22 million in new and assumed bank debt financing. The number of common shares issued was determined by dividing $1.5 million by the average closing price of the Company's common shares for the fifteen trading days ending with the third business day prior to closing. The transaction was accounted for using the purchase method of accounting. Accordingly, the Company began including the operating results of Kensington in its consolidated statement of operations subsequent to April 30, 1997 for seven of the entities and after July 1, 1997 for the remaining entity.

         The acquired assets were recorded at fair value based on appraisals. Assumed liabilities were recorded at the present value of amounts to be paid. Goodwill related to the acquisition of approximately $8.4 million is being amortized using the straight-line method over 40 years.

         The following unaudited proforma consolidated results of operations for the years ended December 31, 1997 and 1996 reflect the proforma effects of the Kensington acquisition as if such transaction had occurred at the beginning of the years presented below. The unaudited proforma information does not purport to be indicative of the Company's results of operations that actually would have occurred had the acquisition of Kensington taken place at the beginning of the years presented below, or that may be expected to occur in the future.

                                                                           DECEMBER 31,
                                                            --------------------------------------------
                                                                   1997                    1996
                                                            --------------------    --------------------

        Revenues......................................       $    21,916,000          $   16,230,000
        Net loss......................................       $    (6,426,000)         $   (3,884,000)
        Net loss per share -
           basic and diluted..........................       $         (0.94)         $        (0.70)

4.       OTHER ASSETS

         Other assets consist of the following:

                                                                            DECEMBER 31,
                                                            ---------------------------------------------
                                                                    1998                     1997
                                                            ---------------------      ------------------
Pre-opening costs, less accumulated
   amortization of $1,842,907 and $428,390
   at December 31, 1998 and 1997, respectively.........     $      1,799,878           $      1,194,496
Deferred financing costs, less accumulated
   amortization of $319,538 and $225,967
   at December 31, 1998 and 1997, respectively.........            2,409,296                  1,959,407
Organization costs and other, less accumulated
   amortization of $62,148 and $111,506 at
   December 31, 1998 and 1997, respectively............               73,753                    113,001
Prepaid rent...........................................                   --                  2,432,500
Escrow balance (see Note 6)............................            2,182,824                    797,193
Equity in joint ventures (see Note 7)..................            (423,582)                    384,141
Deposits and other.....................................              337,250                    105,986
                                                            ---------------------      ------------------

                                                            $      6,379,419           $      6,986,724
                                                            ---------------------      ------------------
                                                            ---------------------      ------------------

5.       LEASE COMMITMENTS

         The Company has entered into operating lease arrangements expiring in 2010 and 2011 for six residences, five of which opened in 1998. These leases provide for renewal periods and additional lease payments based on increased revenues during specified periods. The leases require the Company to maintain minimum current ratios and net worth requirements and respective residences to maintain specific debt service coverage ratios. The Company is responsible for the payment of real estate taxes, site maintenance, and access road maintenance.

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

         The Company also leases vehicles and certain office equipment for periods up to five years and two land only leases that include renewal options and expire in 2018 and 2026. Future minimum lease payments under noncancellable operating leases are as follows:

                     1999....................................   $ 8,378,058
                     2000....................................     8,311,514
                     2001....................................     8,206,338
                     2002....................................     8,074,071
                     2003....................................     7,960,365
                     Thereafter..............................    85,817,878
                                                             --------------

                     Total...................................  $126,748,224
                                                             --------------
                                                             --------------


         Total rental costs incurred were $4,314,000, $423,000 and $221,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.       NOTES PAYABLE AND LONG-TERM OBLIGATIONS

         Notes payable at December 31, 1998 represent amounts outstanding under two line of credit arrangements. In March 1997, the Company entered into a $5 million line of credit expiring in May 1999. At December 31, 1998, there was $5 million outstanding under this agreement. Interest is payable monthly and, at the Company's option, accrues at the bank's prime rate or LIBOR rate plus .75%. Pursuant to the amended merger agreement discussed in
Note 12, Sunrise has made available to the Company a $16.5 million line of credit to be used for construction and development activities and working capital which expires in January 2000. Interest is payable monthly and accrues at 10%. At December 31, 1998, there was $5.3 million outstanding under this agreement. The weighted average interest rates for short-term borrowings were 7.3% for 1998 and 7.8% for 1997.

         Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                              -----------------------------------------
                                                                                     1998                  1997
                                                                              -------------------    ------------------
$92,155,000 mortgages payable, due from 1999 through 2010; fixed interest rates range from 9.5% to 10.0% at December 31, 1998; fluctuating interest rates range from LIBOR plus 2.75% to prime plus 1.25% (8.3% to
   9.0% at December 31, 1998)............................................     $     82,730,970       $     84,506,399
$5,800,000 residential rental development revenue bonds due in annual principal payments ranging from $100,000 to $300,000 beginning in 1998
   through 2021.  Interest is determined weekly (3.5% at December 31, 1998)          5,700,000              5,800,000
$7,500,000 promissory note payable to JMAC, Inc.; interest at prime (7.75%
   at December 31, 1998).  Balance due in January

   2000 .................................................................            7,500,000              7,500,000
Other long-term obligations..............................................              214,272                259,422
                                                                              -------------------    ------------------
   Total long-term obligations...........................................           96,145,242             98,065,821
Less current portion.....................................................            (392,549)             (998,523)
                                                                              -------------------    ------------------
Long term debt, less current portion.....................................     $     95,752,693       $    97,067,298
                                                                              -------------------    ------------------
                                                                              -------------------    ------------------

         The mortgage loans are collateralized by substantially all the assets of each residence. Certain of the mortgage agreements require the respective residences to maintain specified debt service coverage ratios and consolidated minimum current ratios and net worth requirements. Certain lenders also require escrow balances to be held by the lenders which are included in other assets in the Company's consolidated balance sheets.

MORTGAGES PAYABLE

         Meditrust Mortgage Investments, Inc., an affiliate of Meditrust (a large health care REIT) provided mortgage and lease financing subject to various terms and conditions. The financings, which were entered into on a residence-by-residence basis, are for terms of up to 14 years (with two additional five-year extension periods for the lease transactions). Interest during construction accrued at 2% above the prime rate. On completion of each residence, payments are set at an amount equal to 3.25% over the yield at that time on the ten-year U.S. Treasury notes. Additional interest or lease payments are contingent on increased revenues of a financed residence during specified periods. At December 31, 1998, the Company was in violation of net worth and current ratio covenants, which the lender has waived through the end of 1999. The Company has completed mortgage agreements for four residences totaling $22.4 million and six operating lease transactions totaling $46.2 million. The amounts outstanding under the four mortgage agreements totaled $22.1 million at December 31, 1998. See Note 12.

         On April 30, 1997, the Company entered into a $27.6 million promissory note in conjunction with its acquisition of Kensington (see Note 3) and the build out of nine Kensington cottages on the Rochester, Minnesota campus. Interest accrues at 10% and is payable monthly. Principal and interest installments are payable monthly (based on a 25-year amortization period) beginning in September 1999 through April 2007 at which time the entire outstanding principal balance becomes due. The amount outstanding under the agreement was approximately $19.9 million as of December 31, 1998. The remaining amounts were to be disbursed in two phases at such time that the nine cottages and certain other Kensington properties achieved specified debt service coverage ratios. The Company's decision not to open four of the remaining Rochester cottages until later in 1999 prevents the Company from accessing $5.9 million of the remaining $7.7 million of additional funds. The Company is currently in the process of negotiating an extension that will allow the Company to achieve the necessary fill-up to meet the required minimum debt service coverage ratios.

         In October 1997, the Company entered a $10.3 million construction loan agreement for the development and construction of three assisted living residences. Interest is payable monthly and accrues at the bank's prime rate plus 1 1/2% during construction. In October 1999, the Company may elect, at its option, to convert the construction loan into a term loan maturing in October 2004. Principal and interest payments under the term loan would be based on a 25-year amortization schedule with interest accruing at either prime plus 1 1/2% or an amount equal to 3.0% over the yield at the time on five-year U.S. Treasury notes. The Company is required to maintain minimum net worth and current ratio amounts and, if the term loan is elected, to maintain debt service coverage ratios with respect to individual residences. At December 31, 1998, the Company was in violation of net worth, tangible net worth and current ratio covenants, which the lender has waived through the end of 1999. As of December 31, 1998, there was $7.4 million outstanding under this agreement.

         In early 1998, the Company entered into two construction loan agreements totaling $20.1 million. Interest is payable monthly and accrues at LIBOR plus 2.75% or prime plus 1/2%. The Company is required to maintain minimum net worth and tangible net worth amounts with respect to one of the loan agreements ($6.9 million of total). At December 31, 1998, the Company was in violation of its tangible net worth covenant which the lender has waived through the end of 1999. In December 2000, the Company may elect, at its option, to extend the agreements up to two additional years. Principal and interest payments under the extension periods would be based on 25-year amortization schedules with interest accruing at variable rates. As of December 31, 1998, there was $19.3 million outstanding under these agreements.

         The remaining $14.0 million of mortgages outstanding at December 31, 1998 primarily represent various single facility agreements with various lenders for seven residences.

REVENUE BOND

         In July 1996, the Company entered into a $5.8 million residential rental development revenue bond with the Allegheny County Industrial Development Authority. Interest on the bonds is determined weekly, although the Company has the option to convert the bonds to a term note. While the bonds are in the weekly rate mode, the bondholders have the option to tender their bonds for redemption. Any bonds tendered are subject to a remarketing agreement that is secured by a letter of credit.

PROMISSORY NOTE

         In September 1997, the Company entered into a $7.5 million promissory note with JMAC, Inc., a 33% shareholder of the Company. Interest is payable monthly and accrues at a bank's prime rate. In addition, the Company has obtained a commitment from JMAC, Inc. which provides up to $4 million for working capital needs. Such commitment terminates upon the earlier of the closing of the Sunrise transaction discussed in Note 12 or January 1, 2000.

         Other long-term liabilities primarily represent amounts paid to the Company by the lessor under certain operating lease agreements. These amounts, which are not required to be repaid, are deferred and amortized over the term of the respective leases.

         Interest costs incurred were $7,466,000, 5,110,000 and $2,309,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Of these amounts $1,583,000, $2,367,000 and $1,038,000 were capitalized to construction-in-progress in the respective periods. Interest costs incurred include amounts due under obligations to JMAC and amounted to $660,000, $190,000 and $175,000 in 1998, 1997 and 1996, respectively.

         The carrying amounts of long-term obligations approximate fair value as the interest rates are self-adjusting or are comparable to rates currently available.

         As of December 31, 1998, long-term debt matures as follows:

               1999.................................  $          392,549
               2000.................................          25,396,935
               2001.................................           7,698,754
               2002.................................           1,077,590
               2003.................................           1,159,643
               Thereafter...........................          60,419,771
                                                       -----------------

               Total................................  $       96,145,242
                                                       -----------------
                                                       -----------------

7.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         The Company and Sisters of Charity Health Care Systems, Inc. of Cincinnati, Ohio (a founding system of Catholic Health Initiatives ("CHI")), have entered into six joint venture agreements to develop, own and operate seven assisted living residences in Ohio, New Mexico and Colorado, six of which were open at December 31, 1998. Each project is jointly owned by the Company and CHI, with the Company typically owning approximately 20% of the equity of the project. Construction and permanent debt financing generally is to be arranged by CHI on behalf of the venture and is to be non-recourse to the Company. The Company provides all development and management services with respect to each residence under a standard agreement that generally provides for a development fee of $250,000 per project and a management fee of 5% of revenues.

         Under the agreements with CHI, the Company earned and recorded as revenue development fees of $198,000, $241,000 and $464,000 in 1998, 1997 and
1996, respectively. The Company serves as manager for each of the residences and receives management fees upon commencement of operations. Management fees of $501,000, $305,000 and $149,000 have been recorded as revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

         Effective January 1, 1998, the Company entered into a joint venture agreement with a local hospital to operate an assisted living residence in Findlay, Ohio, which opened on December 31, 1997. The joint venture paid the Company a fee of $300,000 for developing the assisted living residence. The Company has entered into a management agreement with the joint venture which provides for management fees equal to 6% of revenues. Beginning in the third year of operations, the Company may earn a 2% incentive management fee if certain performance criteria are met. The joint venture is owned 50% by the Company and is accounted for using the equity method of accounting.

         As of December 31, 1998, the Company has guaranteed $4.8 million of joint venture debt financing.

         As of December 31, 1998, 1997 and 1996, seven, six and three residences were open, respectively. Summarized unaudited financial information of unconsolidated joint ventures is presented below.

                                                                 DECEMBER 31,
                                                   ------------------------------------------
                                                          1998                   1997
                                                   -------------------    -------------------
         BALANCE SHEETS
         Current assets..........................  $      1,392,176       $      1,269,109
         Property................................        33,229,905             29,140,618
         Other assets............................           402,509                946,972
                                                   ----------------       ----------------
              Total assets.......................  $     35,024,590       $     31,356,699
                                                   ----------------       ----------------
                                                   ----------------       ----------------
         Current liabilities.....................  $      2,939,800       $      1,919,471
         Long-term obligations...................        31,002,710             26,662,372
         Joint venture equity....................         1,082,080              2,774,856
                                                   ----------------       ----------------
              Total liabilities and joint
                     venture equity..............  $     35,024,590       $     31,356,699
                                                   ----------------       ----------------
                                                   ----------------       ----------------


                                                                             DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                          1998                   1997                   1996
                                                   -------------------    -------------------    --------------------
         STATEMENTS OF OPERATIONS
         Residence revenues..................      $     10,596,063       $     5,468,781        $     2,347,278

         Operating expenses..................             8,595,135             4,690,309              1,809,886
         Depreciation and amortization
           expense...........................             1,959,487               979,746                308,589
         Interest expense....................             2,297,849               977,490                436,646
                                                   -------------------    -------------------    --------------------
           Total expenses....................            12,852,471             6,647,545              2,555,121
                                                   -------------------    -------------------    --------------------
                                                   -------------------    -------------------    --------------------

         Net loss                                  $    (2,256,408)       $    (1,178,764)       $      (207,843)
                                                   -------------------    -------------------    --------------------
                                                   -------------------    -------------------    --------------------

         The Company's equity in net loss of unconsolidated entities included in its accumulated deficit at December 31, 1998 was approximately $.9 million.

8.       INCOME TAXES

         As a partnership, Karrington Operating recorded no provision for income taxes. Partnership income and losses were allocated to JMAC Properties, Inc. and Associates for inclusion in their respective income tax returns. As a result of the reorganization (described in Note 9), the Company applied the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" subsequent to July 18, 1996. Deferred income taxes were provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities as of July 18, 1996. Accordingly, a tax provision and a net deferred income tax liability of $938,000 was recorded in the 1996 balance sheet and statement of operations. The Company recorded a deferred tax benefit of $255,000 related to its financial reporting loss before taxes of $625,000 for the period from July 18, 1996 to December 31, 1996.

         Significant components of income tax expense for the years ended December 31, 1998 and 1997 and for the period from July 18, 1996 to December 31, 1996 are as follows:


                                                       1998                      1997                    1996
                                               ---------------------     --------------------    --------------------
Current:
     Federal.................................       $           -             $           -           $           -
     State...................................             340,000                         -                       -
                                               ---------------------     --------------------    --------------------
         Total current.......................             340,000                         -                       -
                                               ---------------------     --------------------    --------------------

Deferred:
     Federal.................................         (5,056,000)               (1,977,000)                 580,000
     State...................................           (893,000)                 (343,000)                 103,000
     Increase in valuation allowance.........          5,949,000                 2,130,000                        -
                                               ---------------------     --------------------    --------------------
         Total deferred......................                  -                  (190,000)                 683,000
                                               ---------------------     --------------------    --------------------

Total provision (benefit)....................       $     340,000             $   (190,000)           $     683,000
                                               ---------------------     --------------------    --------------------
                                               ---------------------     --------------------    --------------------

         A reconciliation of the recorded benefit based on the Federal statutory income tax rate to the Company's income tax provision for 1998, 1997 and the period from July 18, 1996 to December 31, 1996 is as follows:

                                                           1998                    1997                   1996
                                                    ------------------     --------------------    -------------------

Benefit at Federal statutory rate..............           (34.0)%                (34.0)%                 (34.0)%
State income taxes, net of Federal
     benefit...................................            (5.9)                  (5.9)                   (5.9)
Nondeductible expenses.........................              .6                    0.3                     0.9
Valuation allowance............................            39.3                   36.4                     --
Other..........................................             2.2                    --                     (1.8)
                                                    ------------------     --------------------    -------------------
     Effective income tax rate.................             2.2%                  (3.2)%                 (40.8)%
                                                    ------------------     --------------------    -------------------
                                                    ------------------     --------------------    -------------------

         Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss carryforwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                               -------------------------------------------
                                                                     1998                    1997
                                                               ------------------     --------------------
         Deferred income tax assets:
              Accrued liabilities......................            $323,000            $       58,000
              Deferred gain                                       3,650,000                      --
              Asset amortization.......................             726,000                   327,000
              Operating loss carryforwards.............           4,146,000                 2,778,000
              Other....................................              17,000                    10,000
                                                               ------------------     --------------------
         Total deferred income tax assets..............           8,862,000                 3,173,000
         Valuation allowance...........................          (8,079,000)               (2,130,000)
                                                               ------------------     --------------------
         Net deferred income tax assets................              783,000                1,043,000
                                                               ------------------     --------------------

         Deferred income tax liabilities:
              Property related.........................          (1,220,000)               (1,534,000)
              Other....................................             (56,000)                   (2,000)
                                                               ------------------     --------------------
         Total deferred income tax liabilities.........          (1,276,000)               (1,536,000)
                                                               ------------------     --------------------
         Net deferred income tax liabilities...........         $  (493,000)           $     (493,000)
                                                               ------------------     --------------------
                                                               ------------------     --------------------

         Net deferred income tax assets, including net operating loss carry-forwards, represent the amounts of tax assets that the company could realize if certain tax planning strategies were employed. The Company's net operating loss carryforwards of $10.4 million expire from 2011 through 2013.

9.       EQUITY

         At December 31, 1998, the Company's authorized capital shares consisted of (a) 28,000,000 common shares, without par value, of which 6,839,368 were issued and outstanding and (b) 2,000,000 non-voting preferred shares without par value, none of which has been issued. The Company's Board of Directors has the authority to issue preferred shares in one or more series and to fix the designations, the number of shares in such series, liquidation preferences, dividend rates, conversion rights and redemption provisions of the shares constituting any series, without any further vote or action by the Company's shareholders. Any series of preferred shares so issued could have priority over the common shares with respect to dividend or liquidation rights or both.

         On July 18, 1996, 3,000,000 of the Company's common shares were sold pursuant to its initial public offering. Of the total shares sold, 2,350,000 common shares were sold by the Company and 650,000 common shares were sold by JMAC. The net proceeds to the Company were approximately $27.5 million of which $5.7 million was used to repay indebtedness due JMAC. The balance of the net proceeds was used to finance the development and acquisition of additional assisted living residences and for working capital and general corporate purposes.

         Immediately prior to July 18, 1996, the shareholders of JMAC Properties, Inc. and Associates contributed the stock in their respective companies for stock in the Company. The shareholder of JMAC Properties, Inc. received 66 2/3% of the pre-offering outstanding common shares of the Company while the shareholders of Associates received the remaining 33 1/3% (a total of 4,350,000 shares). Following the reorganization, JMAC Properties, Inc. and Associates became wholly-owned subsidiaries of the Company. As a result, the Company owned 100% of the equity interests of Karrington Operating.

         Effective July 1, 1998, the Company issued 2,005 common shares to employees pursuant to the 1996 Incentive Stock Plan discussed in Note 10.

         As part of the consideration for the Kensington acquisition (see Note 3) the Company issued 137,363 common shares on April 30, 1997.

10.      INCENTIVE STOCK AND 401(k) PLANS

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

         The Company has granted non-qualified options to certain officers, key employees and non-employee directors. The employee options have a ten-year term with 25% of the options vesting on each of the second through the fifth anniversaries of the date of grant. Non-employee director options are exercisable beginning six months after the effective date of grant with a ten-year term. Each continuing non-employee director will receive on the day after each annual meeting of shareholders, a grant of a non-qualified stock option to purchase 2,000 common shares of the Company at an exercise price equal to the fair market value of the shares on the date of grant.

         Stock option activity for 1998, 1997 and 1996 is as follows:

                                                                          WEIGHTED
                                                                           AVERAGE            RANGE OF
                                                                          EXERCISE            EXERCISE
                                                       SHARES               PRICE              PRICES
                                                  ------------------  ------------------   -----------------
          Balance December 31, 1995............               --
               Granted.........................          169,000       $     13.00         $         13.00
                                                  ------------------  ------------------   -----------------
          Balance December 31, 1996............          169,000             13.00                   13.00
               Granted.........................          215,500             12.25         $   11.00-12.88
               Forfeited.......................         (27,000)             13.00                   13.00
                                                  ------------------  ------------------   -----------------
          Balance December 31, 1997............          357,500             12.55             11.00-13.00
               Granted.........................          213,000              9.30              9.00-12.50
               Forfeited.......................        (108,500)             11.09              9.00-13.00
                                                  ------------------  ------------------   -----------------
          Balance December 31, 1998............          462,000             11.39         $    9.00-13.00
                                                  ------------------  ------------------   -----------------
                                                  ------------------  ------------------   -----------------


         At December 31, 1998, the average remaining contractual life was 8.8 years and 176,875 options were exercisable at a weighted average exercise price of $12.22.

         In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. In accordance with the provisions of SFAS No. 123, the Company has elected to account for options granted under the Plan in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, pro forma net loss and pro forma net loss per common share - basic and diluted for 1998, 1997 and 1996, respectively, would have been $15,597,000 and $2.28, $5,965,000 and $.88, and $2,914,000 and $.54. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used in the model for 1998, 1997 and 1996, respectively, included an expected dividend yield of 0%, 0% and 0%; an expected stock price volatility of .53, .47 and .34; a risk-free interest rate of 4.7%, 6.0% and 6.5%; and an expected life of the options of 7 years, 2 or 7 years, and 10 years. The financial effects of applying SFAS No. 123 are not likely to be representative of the effects on reported results of operations for future years.

         In 1997, the Company established the Karrington Health, Inc. and Affiliates 401(k) Plan (the "401(k) Plan") for the benefit of eligible full-time employees of the Company and its joint ventures.

Eligible participants may contribute up to 10% of their compensation to the 401(k) Plan and self-direct such contributions. The Company may, in its discretion, make annual matching and/or discretionary contributions on behalf of each eligible participant which vest over a six year period. No Company matching or discretionary contributions were expensed in 1998 or 1997.

11.      COMMITMENTS AND CONTINGENCIES

         The Company has commitments totaling approximately $3.8 million at December 31, 1998 for various land purchase contracts and $9.7 million for various construction contracts.

         In the third quarter of 1998, the Company sold two parcels of land in California for a total of $3.5 million. No gain or loss resulted from this transaction. The net proceeds to the Company were $2.4 million after paying off a related note payable of approximately $1.1 million. The parties entered into a Put and Escrow Agreement related to one of the parcels which states that if the buyer, after exercise of reasonable diligence, is unable to obtain all final permits, utility consents and approvals from three governmental agencies on or before February 1, 1999, the buyer may exercise a "put" to require the Company to purchase the parcel from the buyer. If the buyer should exercise the put, the purchase price is $2,100,000 plus one-half (up to a maximum of $25,000) of the buyer's out-of-pocket costs. As the put had not expired at December 31, 1998, the Company reported the $2,100,000 purchase price on its balance sheet as "land sold subject to put right" and "deposit on sale of land." The put was not exercised and expired on March 1, 1999.

         In the ordinary course of business, the Company is threatened with or named as a defendant in various litigation issues related to its operations. It is not possible to determine the ultimate disposition of these matters. In the opinion of management, the outcome of these actions will not significantly affect the Company's financial position.

12.      AGREEMENT OF MERGER AND RELATED AGREEMENTS

         On October 18, 1998, the Company and Sunrise Assisted Living, Inc. ("Sunrise"), a provider of assisted living for seniors, entered into a definitive agreement, as amended March 4, 1999, for Sunrise to acquire the Company in a tax-free, stock-for-stock transaction valued at approximately $94.9 million.

         Under the merger agreement, as amended, the Company would become a wholly owned subsidiary of Sunrise, and each issued and outstanding share of the Company's common stock would be automatically converted into the right to receive 0.3333 shares of Sunrise common stock. Sunrise expects to account for the acquisition of the Company using the purchase method of accounting.

         Pursuant to the amended merger agreement, Sunrise has made available to the Company a $16.5 million line of credit to be used for construction and development activities and working capital which expires in January 2000.

         After the merger, there will be approximately 21.7 million shares of Sunrise common stock outstanding. The combined company will operate 115 communities in 19 states with a total resident capacity of approximately 8,746. It also will have an additional 91 communities in various stages of development.

         The acquisition has been approved by the Boards of Directors of both companies and requires the approval of the shareholders of the Company. The transaction also is subject to certain other customary conditions, including regulatory approvals, and is expected to be completed during the second quarter of 1999.

         In December 1998, Sunrise executed an agreement with Meditrust and acquired four separate first trust mortgages secured by the Company's properties and the right to purchase six assisted living properties currently leased to the Company.

         Effective January 1, 1999, the Company entered into agreements with Sunrise to manage the Company's assisted living residences and to develop three new assisted living properties. These agreements were entered into to facilitate the post-merger integration of the Company's operations. Under the management agreements, Sunrise receives a management fee of 7% of revenues.

13.      RISKS AND UNCERTAINTIES

         For the three years ended December 31, 1998, net cash used in operations totaled $12.6 million. The cash requirement reflects operating losses associated with newly opened residences and increased general and administrative costs as part of the Company's rapid growth plan over this period. Cash used by operations will continue until such time as residences currently in the fill-up phase become stable and generate enough net profits to absorb losses from start-up residences.

         The Company currently plans to open approximately 16 new Company and jointly-owned residences in 1999 and the second quarter of 2000. The Company has existing financing in place in the form of loans or leases for seven of these residences. Additional financing will be required for the remaining nine residences, three of which are currently under construction, and to refinance certain existing indebtedness. The Company has not been pursuing permanent financing arrangements for the three residences under construction at the request of Sunrise pending consummation of the proposed merger with Sunrise described in Note 12. However, the Company continues to evaluate its financing alternatives, including traditional mortgages and sale/leaseback transactions which it has been successful in executing in the past.

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

         Under the amended merger with Sunrise discussed in Note 12, Sunrise has made available to the Company a $16.5 million line of credit to be used for construction and development activities and working capital. The line of credit expires in January 2000.

         In March 1999, the Company obtained a commitment from JMAC, Inc. which provides up to $4 million for working capital needs. Such commitment terminates upon the earlier of the closing of the Sunrise transaction discussed in Note 12 or January 1, 2000.

         The Company believes its existing financing commitments, including the Sunrise line of credit, together with additional anticipated financing, will be sufficient to fund its development, construction and working capital needs for 1999.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


          COL. A                 COL. B                      COL. C                        COL. D               COL. E
---------------------------------------------------------------------------------------------------------- ------------------
        DESCRIPTION            BALANCE AT                   ADDITIONS                   DEDUCTIONS -          BALANCE AT
                                             ---------------------------------------
                               BEGINNING             (1)               (2)                DESCRIBE                END
                               OF PERIOD         CHARGED TO         CHARGED TO                                 OF PERIOD
                                                  COSTS AND           OTHER
                                                  EXPENSES          ACCOUNTS -
                                                                     DESCRIBE

        Reserve for
    Terminated Projects
----------------------------
        YEAR ENDED
        ----------
December 31, 1998                $30,000           $885,000                 -        $(655,813) (1)            $259,187
                           -------------      -------------       -----------        --------------          -----------
                           -------------      -------------       -----------        --------------          -----------
December 31, 1997                     $0          1,191,909                 -       (1,161,909) (1)             $30,000
                           -------------      -------------       -----------        --------------          -----------
                           -------------      -------------       -----------        --------------          -----------
December 31, 1996                     $0                  -                 -                  -                     $0
                           -------------      -------------       -----------        --------------          -----------
                           -------------      -------------       -----------        --------------          -----------

         -------------
         (1) The deduction resulted from the Company's decision to abandon certain projects. At the time a project is abandoned, all previously capitalized costs are charged against the reserve.

                             KARRINGTON HEALTH, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION                                     REFERENCE
-------                                        -----------                                     ---------
  2.1            Stock Purchase Agreement dated April 24, 1997 by and among
                 Kensington Cottages Corporation of America, Karrington Health,
                 Inc., Kensington Cottages Corporation of Minnesota and the
                 individual shareholders of Kensington Cottages Corporation of
                 Minnesota                                                                        (2)


  2.2            Agreement and Plan of Merger dated April 24, 1997 by and among
                 Karrington Health, Inc., Kensington Mergeco, Inc., Kensington
                 Management Group, Inc., and Jon D. Rappaport                                     (2)

  2.3            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Buffalo Hills
                 Residence and Jon D. Rappaport                                                   (2)

  2.4            Asset Purchase Agreement dated April 24, 1997, by and among Kensington
                 Cottages Corporation  of America, Karrington Health, Inc.,
                 Centex-Kensington (Mankato I) Partnership, Centex Senior Services
                 Corporation, Centex Life Solutions, Inc., Kensington Cottages
                 Corporation of Mankato and Jon D. Rappaport                                      (2)

  2.5            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of North Dakota and the individual shareholders of
                 Kensington Cottages Corporation of North Dakota                                  (2)

  2.6            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Rochester and Jon D. Rappaport                           (2)

  2.7            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Iowa and the individual shareholders of
                 Kensington Cottages Corporation of Iowa                                          (2)

  2.8            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Bismarck
                 Investors, Kensington Living Centers, Inc. and Jon D. Rappaport                  (2)

  2.9            Agreement of merger dated October 18, 1998 by and among Karrington
                 Health, Inc. and Sunrise Assisted Living, Inc.                                   (3)

  2.10           Amendment No. 1 to agreement of merger, dated as of March 4, 1999 by
                 and among Karrington Health, Inc. and Sunrise Assisted Living, Inc.              (4)

  3.1            Form of Amended Articles of Incorporation of the Company                         (1)

  3.2            Form of Code of Regulations of the Company                                       (1)

 10.1            1996 Incentive Stock Plan *                                                      (1)

 10.4            Registration Rights Agreement dated May 8, 1996, by and among the
                 Company and the Investors (as defined therein)                                   (1)

 10.6            Letter of Intent dated April 29, 1996, by and between the Company and
                 Sisters of Charity Health Care Systems, Inc.                                     (1)

 21              Subsidiaries of the Registrant                                                   (6)

 23.1            Consent of Ernst & Young LLP                                                     (6)

 24.1            Power of Attorney - Richard R. Slager                                            (6)

 24.2            Power of Attorney - Pete A. Klisares                                             (6)

 24.3            Power of Attorney - Mark N. Mace                                                 (6)

 24.4            Power of Attorney - Charles S. McCreary                                          (6)

 24.5            Power of Attorney - John S. Christie                                             (6)

 24.6            Power of Attorney - Bernadine P. Healy                                           (6)

 24.7            Power of Attorney - David H. Hoag                                                (6)

 24.8            Power of Attorney - John H. McConnell                                            (6)

 24.9            Power of Attorney - James V. Pickett                                             (6)

 24.10           Power of Attorney - Harold A. Poling                                             (6)

 24.11           Power of Attorney - Michael H. Thomas                                            (6)

 24.12           Power of Attorney - Robert D. Walter                                             (6)

 27              Financial Data Schedule (7)                                                      (6)

 99.1            Option Agreement dated October 18, 1998 by and among Karrington Health,
                 Inc. and Sunrise Assisted Living, Inc.                                           (5)

 99.2            Form of Shareholder Agreement dated October 18, 1998 by and among
                 Karrington Health, Inc. and Karrington Health, Inc. affiliates, for the
                 benefit of Sunrise Assisted Living, Inc.                                         (5)

 99.3            Safe Harbor Under the Private Securities Litigation Reform Act of 1995           (6)


-----------------
         (1) Included as an exhibit by the same number in the Company's Registration Statement on Form S-1 (File No. 333-03491) and incorporated herein by reference.

         (3) Included as an exhibit by the same number in the Company's Form 8-K/A filed on May 21, 1997 and incorporated herein by reference.

         (3) Included as exhibit 2.1 to the Company's report on Form 8K dated October 30, 1998 and incorporated herein by reference.

         (4) Included as exhibit 2.1 to the Company's report on Form 8K dated March 5, 1998 and incorporated herein by reference.

         (5) Included as an exhibit by the same number in the Company's report on Form 8K dated October 30, 1998 and incorporated herein by reference.

         (6)      Filed herewith.

         (7)      No restated Financial Data Schedules are required to be filed.

         *        Management contract or compensatory plan or arrangement.