Form 10-K/A
period 1998-12-31
KARRINGTON HEALTH INC
filed 1999-04-14
CIK 1012710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)


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


         Net cash provided by financing activities totaled $8.0 million, $49.6 million and $40.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash provided from financing activities from 1996 through 1998 included $90.7 million from mortgages, $10.3 million from lines of credit, $7.5 million from JMAC and $27.5 million related to the Company's initial public offering in 1996. During the same period, the Company repaid approximately $36.2 million of mortgages. Net cash provided by financing activities was used primarily to fund the Company's construction and development activities.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

     As part of its ongoing business, the Company is exposed to changes in interest rates primarily from its long-term debt instruments. As of December 31, 1998, the Company has various fixed and variable rate debt instruments outstanding that have been used primarily to finance its development and construction activities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. The Company generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. Holding the December 31, 1998 variable rate debt balance constant, each percentage point increase in interest rates would result in an increase in interest expense for 1999 of approximately $572,000.


     The following table summarizes information about the Company's debt instruments that are sensitive to changes in interest rates as of December 31, 1998. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable interest rates are based on the Company's floating rate indices as of December 31, 1998. The Company's floating rate indices on its debt arrangements range from prime to prime plus 1.25%, LIBOR plus 1.25% to LIBOR plus 2.75% and a weekly floater rate on the Company's outstanding revenue bond.



                                 INTEREST RATE RISK
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY DATE
                               AVERAGE INTEREST RATE
                               (DOLLARS IN THOUSANDS)


                                                                                                                      Fair
                                   1999        2000        2001        2002        2003    Thereafter     Total       Value
                                  ------      ------      ------      ------      ------   ----------     ------     -------
Long term debt:. . . . . . . .
   Fixed rate debt . . . . . .      $268        $564        $617        $674        $737      $40,990    $43,850     $43,328
    Average interest rate. . .       9.7%        9.8%        9.8%        9.8%        9.8%         9.8%       9.8%

   Variable rate debt. . . . .      $125     $24,833      $7,082        $403        $422      $19,430    $52,295     $52,295
    Average interest rate. . .       5.7%        8.2%        8.3%        7.0%        7.1%         8.0%       8.1%

Lines of credit:
   Fixed rate. . . . . . . . .                $5,326                                                      $5,326      $5,326
    Average interest rate. . .                  10.0%

   Variable rate . . . . . . .    $5,000                                                                              $5,000
    Average interest rate. . .       7.3%



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

     (3)          EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION                                     REFERENCE
-------                                        -----------                                     ---------
  2.1            Stock Purchase Agreement dated April 24, 1997 by and among
                 Kensington Cottages Corporation of America, Karrington Health,
                 Inc., Kensington Cottages Corporation of Minnesota and the
                 individual shareholders of Kensington Cottages Corporation of
                 Minnesota                                                                        (2)


  2.2            Agreement and Plan of Merger dated April 24, 1997 by and among
                 Karrington Health, Inc., Kensington Mergeco, Inc., Kensington
                 Management Group, Inc., and Jon D. Rappaport                                     (2)

  2.3            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Buffalo Hills
                 Residence and Jon D. Rappaport                                                   (2)

  2.4            Asset Purchase Agreement dated April 24, 1997, by and among Kensington
                 Cottages Corporation  of America, Karrington Health, Inc.,
                 Centex-Kensington (Mankato I) Partnership, Centex Senior Services
                 Corporation, Centex Life Solutions, Inc., Kensington Cottages
                 Corporation of Mankato and Jon D. Rappaport                                      (2)

  2.5            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of North Dakota and the individual shareholders of
                 Kensington Cottages Corporation of North Dakota                                  (2)

  2.6            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Rochester and Jon D. Rappaport                           (2)

  2.7            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Iowa and the individual shareholders of
                 Kensington Cottages Corporation of Iowa                                          (2)

  2.8            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Bismarck
                 Investors, Kensington Living Centers, Inc. and Jon D. Rappaport                  (2)

  2.9            Agreement of merger dated October 18, 1998 by and among Karrington
                 Health, Inc. and Sunrise Assisted Living, Inc.                                   (3)

  2.10           Amendment No. 1 to agreement of merger, dated as of March 4, 1999 by
                 and among Karrington Health, Inc. and Sunrise Assisted Living, Inc.              (4)

  3.1            Form of Amended Articles of Incorporation of the Company                         (1)

  3.2            Form of Code of Regulations of the Company                                       (1)

 10.1            1996 Incentive Stock Plan *                                                      (1)

 10.4            Registration Rights Agreement dated May 8, 1996, by and among the
                 Company and the Investors (as defined therein)                                   (1)

 10.6            Letter of Intent dated April 29, 1996, by and between the Company and
                 Sisters of Charity Health Care Systems, Inc.                                     (1)

 21              Subsidiaries of the Registrant                                                   (6)

 23.1            Consent of Ernst & Young LLP                                                     (7)

 24.1            Power of Attorney - Richard R. Slager                                            (6)

 24.2            Power of Attorney - Pete A. Klisares                                             (6)

 24.3            Power of Attorney - Mark N. Mace                                                 (6)

 24.4            Power of Attorney - Charles S. McCreary                                          (6)

 24.5            Power of Attorney - John S. Christie                                             (6)

 24.6            Power of Attorney - Bernadine P. Healy                                           (6)

 24.7            Power of Attorney - David H. Hoag                                                (6)

 24.8            Power of Attorney - John H. McConnell                                            (6)

 24.9            Power of Attorney - James V. Pickett                                             (6)

 24.10           Power of Attorney - Harold A. Poling                                             (6)

 24.11           Power of Attorney - Michael H. Thomas                                            (6)

 24.12           Power of Attorney - Robert D. Walter                                             (6)

 27              Financial Data Schedule                                                          (6)

 99.1            Option Agreement dated October 18, 1998 by and among Karrington Health,
                 Inc. and Sunrise Assisted Living, Inc.                                           (5)

 99.2            Form of Shareholder Agreement dated October 18, 1998 by and among
                 Karrington Health, Inc. and Karrington Health, Inc. affiliates, for the
                 benefit of Sunrise Assisted Living, Inc.                                         (5)

 99.3            Safe Harbor Under the Private Securities Litigation Reform Act of 1995           (6)


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

         (6) Included as an exhibit by the same number in the Company's report on Form 10K dated March 30, 1999 and incorporated herein by reference.


         (7)      Filed herewith.

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

                                                   Date:  April 14, 1999

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                                         TITLE                                DATE

/S/  RICHARD R. SLAGER                  Chairman of the Board and Chief Executive             April 14, 1999
-----------------------
Richard R. Slager                       Officer (Principal Executive Officer)

/S/  PETE A. KLISARES *                 President, Chief Operating Officer and Director       April 14, 1999
-----------------------
Pete A. Klisares

/S/  MARK N. MACE *                     Senior Vice President, Finance and Treasurer          April 14, 1999
--------------------
Mark N. Mace                            (Principal Financial and Accounting Officer)

/S/  CHARLES H. MCCREARY*               Secretary and Director                                April 14, 1999
--------------------------
Charles H. McCreary

/S/  JOHN S. CHRISTIE *                 Director                                              April 14, 1999
------------------------
John S. Christie

/S/ BERNADINE P. HEALY, M.D. *          Director                                              April 14, 1999
-------------------------------
Bernadine P. Healy, M.D.

/S/ DAVID H. HOAG *                     Director                                              April 14, 1999
--------------------
David H. Hoag

/S/ JOHN H. MCCONNELL *                 Director                                              April 14, 1999
------------------------
John H. McConnell

/S/ JAMES V. PICKETT *                  Director                                              April 14, 1999
-----------------------
James V. Pickett

/S/ HAROLD A. POLING *                  Director                                              April 14, 1999
-----------------------
Harold A. Poling

/S/ MICHAEL H. THOMAS *                 Director                                              April 14, 1999
------------------------
Michael H. Thomas

/S/  ROBERT D. WALTER *                 Director                                              April 14, 1999
------------------------
Robert D. Walter


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

                             KARRINGTON HEALTH, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION                                     REFERENCE
-------                                        -----------                                     ---------
  2.1            Stock Purchase Agreement dated April 24, 1997 by and among
                 Kensington Cottages Corporation of America, Karrington Health,
                 Inc., Kensington Cottages Corporation of Minnesota and the
                 individual shareholders of Kensington Cottages Corporation of
                 Minnesota                                                                        (2)


  2.2            Agreement and Plan of Merger dated April 24, 1997 by and among
                 Karrington Health, Inc., Kensington Mergeco, Inc., Kensington
                 Management Group, Inc., and Jon D. Rappaport                                     (2)

  2.3            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Buffalo Hills
                 Residence and Jon D. Rappaport                                                   (2)

  2.4            Asset Purchase Agreement dated April 24, 1997, by and among Kensington
                 Cottages Corporation  of America, Karrington Health, Inc.,
                 Centex-Kensington (Mankato I) Partnership, Centex Senior Services
                 Corporation, Centex Life Solutions, Inc., Kensington Cottages
                 Corporation of Mankato and Jon D. Rappaport                                      (2)

  2.5            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of North Dakota and the individual shareholders of
                 Kensington Cottages Corporation of North Dakota                                  (2)

  2.6            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Rochester and Jon D. Rappaport                           (2)

  2.7            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Kensington
                 Cottages Corporation of Iowa and the individual shareholders of
                 Kensington Cottages Corporation of Iowa                                          (2)

  2.8            Asset Purchase Agreement dated April 24, 1997 by and among Kensington
                 Cottages Corporation of America, Karrington Health, Inc., Bismarck
                 Investors, Kensington Living Centers, Inc. and Jon D. Rappaport                  (2)

  2.9            Agreement of merger dated October 18, 1998 by and among Karrington
                 Health, Inc. and Sunrise Assisted Living, Inc.                                   (3)

  2.10           Amendment No. 1 to agreement of merger, dated as of March 4, 1999 by
                 and among Karrington Health, Inc. and Sunrise Assisted Living, Inc.              (4)

  3.1            Form of Amended Articles of Incorporation of the Company                         (1)

  3.2            Form of Code of Regulations of the Company                                       (1)

 10.1            1996 Incentive Stock Plan *                                                      (1)

 10.4            Registration Rights Agreement dated May 8, 1996, by and among the
                 Company and the Investors (as defined therein)                                   (1)

 10.6            Letter of Intent dated April 29, 1996, by and between the Company and
                 Sisters of Charity Health Care Systems, Inc.                                     (1)

 21              Subsidiaries of the Registrant                                                   (6)

 23.1            Consent of Ernst & Young LLP                                                     (7)

 24.1            Power of Attorney - Richard R. Slager                                            (6)

 24.2            Power of Attorney - Pete A. Klisares                                             (6)

 24.3            Power of Attorney - Mark N. Mace                                                 (6)

 24.4            Power of Attorney - Charles S. McCreary                                          (6)

 24.5            Power of Attorney - John S. Christie                                             (6)

 24.6            Power of Attorney - Bernadine P. Healy                                           (6)

 24.7            Power of Attorney - David H. Hoag                                                (6)

 24.8            Power of Attorney - John H. McConnell                                            (6)

 24.9            Power of Attorney - James V. Pickett                                             (6)

 24.10           Power of Attorney - Harold A. Poling                                             (6)

 24.11           Power of Attorney - Michael H. Thomas                                            (6)

 24.12           Power of Attorney - Robert D. Walter                                             (6)

 27              Financial Data Schedule                                                          (6)

 99.1            Option Agreement dated October 18, 1998 by and among Karrington Health,
                 Inc. and Sunrise Assisted Living, Inc.                                           (5)

 99.2            Form of Shareholder Agreement dated October 18, 1998 by and among
                 Karrington Health, Inc. and Karrington Health, Inc. affiliates, for the
                 benefit of Sunrise Assisted Living, Inc.                                         (5)

 99.3            Safe Harbor Under the Private Securities Litigation Reform Act of 1995           (6)



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


         (6) Included as an exhibit by the same number in the Company's report on Form 10K dated March 30, 1999 and incorporated herein by reference.


         (7)      Filed herewith.


         *        Management contract or compensatory plan or arrangement.